Form 10-Q
period 2022-03-31
LatAmGrowth SPAC
filed 2022-05-23
CIK 1868269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2022

or

  ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

  For the transition period from to

Commission File Number:

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒ NO ☐

As of May 23, 2022, there were 13,000,000 Class A ordinary shares, $0.0001 par value, and 3,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LATAMGROWTH SPAC

Form 10-Q for the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LATAMGROWTH SPAC

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31,
	(Unaudited)	2021
Assets
Current Assets:
Cash	$1,414,902	$—
Prepaid expenses	563,577	—
Total Current Assets	1,978,479	—
Prepaid expenses, non-current	35,604	—
Marketable securities held in Trust Account	132,612,087	—
Deferred offering costs	—	438,499
Total Assets	$134,626,170	$438,499

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$133,698	$402,504
Promissory note - related party	—	101,530
Total Current Liabilities	133,698	504,034
Warrant liabilities	3,567,500	—
Deferred underwriting commissions	4,550,000	—
Total Liabilities	8,251,198	504,034

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 13,000,000 shares and 0 shares at redemption value of $10.20 at March 31, 2022 and December 31, 2021, respectively	132,600,000	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 13,000,000 and 0 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,250,000 and 3,737,500(1) shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	325	374
Additional paid-in capital	—	24,626
Accumulated deficit	(6,225,353)	(90,535)
Total Shareholders’ Deficit	(6,225,028)	(65,535)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$134,626,170	$438,499
(1)

This number includes up to 487,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). In March 2022, the sponsor effected a surrender of the 487,500 founder shares to the Company for no consideration upon expiration of the over-allotment option.

The accompanying notes are an integral part of these condensed financial statements.

LATAMGROWTH SPAC

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Formation and operating costs	$256,459

Loss from operations	(256,459)

Other income (expense)
Gain on change in fair value of warrants	7,376,500
Gain on expiration of overallotment option	390,000
Trust interest income	12,087
Warrant issuance costs	(335,231)

Total other income, net	7,443,356

Net income	$7,186,897

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	9,244,444
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.58
Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,250,000
Basic and diluted net income per share, Class B ordinary shares	$0.58

The accompanying notes are an integral part of these unaudited condensed financial statements.

LATAMGROWTH SPAC

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

					Total
	Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2021	3,737,500	$374	$24,626	$(90,535)	$(65,535)
Excess cash received over fair value of private placement warrants	—	—	1,896,000	—	1,896,000
Forfeiture of 487,500 Class B ordinary shares upon expiration of overallotment option	(487,500)	(49)	49	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	(1,920,675)	(13,321,715)	(15,242,390)
Net income	—	—	—	7,186,897	7,186,897
Balance as of March 31, 2022 (unaudited)	3,250,000	$325	$—	$(6,225,353)	$(6,225,028)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LATAMGROWTH SPAC

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash flows from operating activities:
Net income	$7,186,897
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(12,087)
Warrant issuance costs	335,231
Unrealized gain on change in fair value of warrants	(7,376,500)
Gain on expiration of overallotment option	(390,000)
Changes in operating assets and liabilities:
Prepaid expenses	(599,181)
Accounts payable and accrued expenses	19,737
Net cash used in operating activities	(835,903)
Cash Flows from Investing Activities:
Principal deposited in Trust Account	(132,600,000)
Net cash used in investing activities	(132,600,000)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ discount	127,400,000
Proceeds from private placement	7,900,000
Payment of Sponsor promissory note	(142,350)
Payment of deferred offering costs	(306,845)
Net cash provided by financing activities	134,850,805
Net change in cash	1,414,902
Cash, beginning of the period	—
Cash, end of the period	$1,414,902
Supplemental disclosure of cash flow information:
Deferred offering costs included in accounts payable and accrued expenses	$250
Remeasurement of Class A ordinary shares subject to possible redemption	$15,242,390
Deferred underwriting commissions payable charged to additional paid in capital	$4,550,000
Deferred offering costs charged to additional paid in capital	$497,620
Forfeiture of 487,500 founder shares on expiration of overallotment option	$49
Initial fair value of warrant liability	$10,944,000
Deferred offering costs charged to accumulated deficit	$82,175

The accompanying notes are an integral part of the financial statements.

LATAMGROWTH SPAC

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from May 20, 2021 (inception) through March 31, 2022 relates to the Company’s formation and IPO described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is LatAmGrowth Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s initial public offering was declared effective on January 24, 2022 (the “Effective Date”). On January 27, 2022, the Company consummated the Public Offering of 13,000,000 units, (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $130,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,900,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $7,900,000, which is discussed in Note 4.

Transaction costs amounted to $7,647,620 consisting of $2,600,000 of underwriting discount, $4,550,000 of deferred underwriting discount, and $497,620 of other offering costs. In addition, $2,494,203 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the IPO on January 27, 2022, an amount of $132,600,000 ($10.20 per Unit) from the net proceeds of the sale of the public units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company has not completed its initial Business Combination within 15 months from January 27, 2022 (or up to 21 months, if we extend the time to complete a business combination as described in the Company’s prospectus filed with the SEC on January 26, 2022 (the “Prospectus”) (the “Combination Period”), subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirements.

The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations and on conditions described in the Prospectus. The amount in the Trust Account is initially anticipated to be $10.20 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

Ordinary shares subject to redemption are recorded at redemption value and classified as temporary equity following the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have 15 months from January 27, 2022 (or up to 21 months, if we extend the time to complete a business combination as described in the Prospectus) to consummate the initial Business Combination. If the Company has not consummated the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Sponsor and each member of the management team have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than Marcum LLP, the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor have the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot provide assurance that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.20 per public share. In such event, the Company may not be able to complete the initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Going Concern Considerations

As of March 31, 2022, the Company had $1,414,902 cash on hand and working capital of $1,844,781.

On January 27, 2022, the Company consummated its IPO of 13,000,000 units, at $10.00 per unit, generating gross proceeds of $130.0 million. Simultaneously with the closing of the Company’s IPO, it consummated the sale of 7,900,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to its Sponsor, generating gross proceeds of $7.9 million. Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. At the IPO date, cash of $2,494,203 in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes.

The Company believes that the $1.4 million in cash held outside the trust account will be sufficient to allow the Company to operate until either the consummation of a business combination or the mandatory liquidation date; however, if the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. As such, the Company cannot provide assurance that the cash held outside the trust account will be sufficient to meet its financial obligations over a period of one year from the issuance of its financial statements. Until consummation of its initial Business Combination, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company can raise additional capital through Working Capital Loans from the Sponsor, an affiliate of the Sponsor, certain of the Company’s officers and directors, or through loans from third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company has until April 27, 2023 (with optional three-month extension periods up to October 27, 2023 which are conditional upon securing additional funding from the Sponsor) to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by April 27, 2023 or obtain additional funding to extend the deadline for consummating a business combination. The Company cannot provide assurance that the required funding will be made available to the Company to allow it to extend the business combination period beyond April 27, 2023. If a business combination is not consummated by the required date and the Company is unable to obtain the funding to extend the business combination period beyond the initial deadline, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on April 13, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. One of the more significant accounting estimates included in the unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. The Company held cash of $1,414,902 and $0 as of March 31, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the Company held $132,612,087 and $0 in the Trust Account which consisted entirely of funds which invest only in cash and U.S. Treasury securities.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments and Warrant and Over-allotment Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity and measurement of fair value is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities and overallotment option have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or the creation of current liabilities.

The Company accounts for warrants and over-allotment as either equity-classified or liability-classified instruments based on an assessment of the warrant and over-allotment option’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants and over-allotment option are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants and over-allotment option meet all of the requirements for equity classification under ASC 815, including whether the warrants and over-allotment option are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment is conducted at the time of warrant and over-allotment option issuance and as of each subsequent quarterly period end date while the warrants and over-allotment option are outstanding.

For warrants and over-allotment option that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For warrants and over-allotment that do not meet all the criteria for equity classification, they are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants and over-allotment option are recognized as a non-cash gain or loss on the statement of operations.

The Company accounted for the Public Warrants (see Note 3), Private Placement Warrants (see Note 4) (together with the Public Warrants, the “Warrants”) and over-allotment option (Note 6) in accordance with the guidance contained in ASC 815-40. The Warrants and over-allotment are not considered indexed to the Company’s own ordinary shares, and as such, they do not meet the criteria for equity treatment and are recorded as liabilities.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At December 31, 2021, weighted average shares were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At March 31, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares for the three months ended March 31, 2022:

	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$5,317,473	$1,869,424
Denominator:
Basic and diluted weighted-average shares outstanding	9,244,444	3,250,000
Basic and diluted net income per share	$0.58	$0.58

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in temporary equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $7,647,620 as a result of the IPO (consisting of $2,600,000 of underwriting fees, $4,550,000 of deferred underwriting fees, and $497,620 of other offering costs). The Company recorded $7,253,390 of offering costs as a reduction of temporary equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $335,231 of offering costs in connection with the Public Warrants, Private Placement Warrants and over-allotment option that were classified as liabilities.

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

As of March 31, 2022, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$130,000,000

Less:
Fair value of proceeds allocated to Public Warrants	(4,940,000)
Fair value of proceeds allocated to overallotment liability	(390,000)
Class A ordinary shares issuance cost	(7,312,390)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	15,242,390
Class A ordinary shares subject to possible redemption	$132,600,000

Redeemable Share Classification

The Company’s ordinary shares that will be sold as part of the Units in the IPO (“public ordinary shares”) contain a redemption feature which allows for the redemption of such public shares in connection with a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public ordinary shares sold as part of the Units in the IPO will be issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public ordinary shares classified as temporary equity, and the Public Warrants will be considered a derivative liability and as such, the fair value of the Public Warrants is bifurcated and presented as a liability. The public ordinary shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

On January 27, 2022, the Company consummated its IPO of 13,000,000 units at $10.00 per Unit, generating gross proceeds of $130,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share. The Public Warrants will become exercisable 30 days after the completion of the initial business combination and expire five years after the completion of the initial business combination or earlier upon redemption or liquidation.

Note 4—Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,900,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants”), for an aggregate purchase price of $7,900,000.

The Private Placement Warrants are identical to the warrants sold in the IPO except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights.

If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

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

Promissory Note—Related Party

On June 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 15, 2022 or the closing of the IPO. At the IPO date, the Company paid $142,350 to the Sponsor in full repayment of the promissory note. As of March 31, 2022 and December 31, 2021, the Company had borrowed $0 and $101,530 under the Promissory Note, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 1,950,000 units to cover over-allotments, which expired unexercised on March 10, 2022.

The underwriters received a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $2,600,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $4,550,000, upon the completion of the Company’s initial Business Combination.

Forward Purchase Agreement

An affiliate of the Sponsor (the “Sponsor Affiliate”) entered into a forward purchase agreement with the Company in connection with the IPO that provides for the purchase by the Sponsor Affiliate of an aggregate of up to 4,000,000 units, each consisting of one Class A ordinary share and one-half of a warrant, for an aggregate purchase price of up to $40,000,000, in a private placement that will close simultaneously with the closing of the Company’s initial business combination. The proceeds from the sale of these forward purchase units, together with the amounts available to the Company from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financing are sufficient for such cash requirements, the Sponsor Affiliate may purchase less than 4,000,000 forward purchase units. In addition, the Sponsor Affiliate’s commitment under the forward purchase agreement will be subject to the Sponsor Affiliate’s completing the raising of a new fund, approval of its investment committee as well as customary closing conditions under the forward purchase agreement.

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

Note 7—Shareholder’s Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares of Class A ordinary shares issued or outstanding (excluding 13,000,000 shares subject to possible redemption).

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At March 31, 2022 and December 31, 2021, there were 3,250,000 and 3,737,500 Class B ordinary shares issued and outstanding, respectively. Of the 3,737,500 Class B ordinary shares outstanding at December 31, 2021, an aggregate of up to 487,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would have collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO. On March 10, 2022, the Sponsor effected a surrender of the 487,500 founder shares to the Company for no consideration upon expiration of the over-allotment option.

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on March 31, 2022, and indicates the Level 3 fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At December 31, 2021, the Company had no financial assets and liabilities measured at fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$1,592,500	$1,592,500	$—	$—
Warrant liabilities – Private Placement Warrants	1,975,000	—	—	1,975,000
	$3,567,500	$1,592,500	$—	$1,975,000

The Public Warrants and the Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities were measured at fair value at inception and remeasured on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The overallotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet from January 27, 2022 up to its expiration on March 10, 2022. The overallotment liability was measured at fair value at inception. The expiration of the overallotment resulted in a gain of $390,000 which is presented within gain on expiration of overallotment option in the statement of operations.

The Company used a Binomial Option Pricing Model to value the Private Placement Warrants and a Black-Scholes model to value the overallotment option. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant), first to the warrants and overallotment option based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) based on their fair values at the initial measurement date. The Public Warrants, the Private Placement Warrants and overallotment option were classified within Level 3 of the fair value hierarchy at the initial measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

At March 31, 2022, the Company used the quoted price on Nasdaq to establish the fair value of the Public Warrants and transferred the Public Warrants from Level 3 to Level 1 due to the use of observable inputs.

The key inputs into the Black-Scholes model of the overallotment option were as follows at inception date:

January 27,
Input	2022
Risk-free interest rate	0.08%
Expected term (years)	0.13
Expected volatility	3.80%
Exercise price	$10.00
Fair value of overallotment unit	$0.20

The key inputs into the Binomial Option Pricing Model of the Private Placement Warrants were as follows at January 27, 2022 (initial measurement date) and March 31, 2022:

Input	January 27, 2022	March 31, 2022
Risk-free interest rate	1.26%	2.43%
Expected term (years)	4.5	4.2
Expected volatility	15.0%	5.2%
Exercise price	$11.50	$11.50
Stock price	$9.62	$9.97

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private
	Placement	Public	Total Warrant	Overallotment
	Warrants	Warrants	Liabilities	Liability
Fair value at May 20, 2021 (inception)	$—	$—	$—	$—
Initial measurement at January 27, 2022	6,004,000	4,940,000	10,944,000	390,000
Expiration of overallotment option on March 10, 2022	—	—	—	(390,000)
Change in fair value of warrant liabilities	(4,029,000)	(3,347,500)	(7,376,500)	—
Transfer to Level 1	—	(1,592,500)	(1,592,500)	—
Fair value at March 31, 2022	$1,975,000	$—	$1,975,000	$—

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this quarterly report to “we,” “us,” “Company” or “our company” are to LatAmGrowth SPAC, a Cayman Islands exempted company. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” is to LatAmGrowth Sponsor LLC, a Delaware limited liability company. References to our “initial shareholders” are to the holders of our Class B ordinary shares prior to our IPO.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this quarterly report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this quarterly report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this quarterly report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2022, we had $1,414,902 in cash and working capital of $1,844,781. Transaction costs related to our IPO amounted to $7,647,620 consisting of $2,600,000 of underwriting discount, $4,550,000 of deferred underwriting discount, and $497,620 of other offering costs. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

As of March 31, 2022, we have not commenced any operations. All activity for the period from May 20, 2021 (inception) through March 31, 2022, relates to our formation and IPO, and, since the completion of our IPO, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the trust account.

For the three months ended March 31, 2022, we had a net income of $7,186,897, which consisted of unrealized gain on change in fair value of warrants of $7,376,500, gain on expiration of overallotment option of $390,000, and trust interest income of $12,087, offset by formation and operating costs of $256,459 and warrant issuance costs of $335,231.

Liquidity and Capital Resources; Going Concern

As of March 31, 2022, we had $1,414,902 cash on hand and working capital of $1,844,781.

On January 27, 2022, we consummated our IPO of 13,000,000 units, at $10.00 per unit, generating gross proceeds of $130.0 million. Simultaneously with the closing of our IPO, we consummated the sale of 7,900,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to our sponsor, generating gross proceeds of $7.9 million. Prior to the completion of the IPO, we lacked the liquidity we needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. At the IPO date, cash of $2,494,203 in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to us for general working capital purposes.

We believe that the $1.4 million in cash held outside the trust account will be sufficient to allow us to operate until either the consummation of a business combination or the mandatory liquidation date; however, if our estimate of the costs of undertaking in-depth due diligence and negotiating the business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the business combination. As such, we cannot provide assurance that the cash held outside the trust account will be sufficient to meet our financial obligations over a period of one year from the issuance of these financial statements. Until consummation of our initial Business Combination, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We can raise additional capital through Working Capital Loans from the Sponsor, an affiliate of the Sponsor, certain of the Company’s officers and directors, or through loans from third parties. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide assurance that new financing will be available to us on commercially acceptable terms, if at all.

We have until April 27, 2023 (with optional three-month extension periods up to October 27, 2023 which are conditional upon securing additional funding from our Sponsor) to consummate a business combination. It is uncertain that we will be able to consummate a business combination by April 27, 2023 or obtain additional funding to extend the deadline for consummating a business combination. We cannot provide assurance that the required funding will be made available to us to allow us to extend the business combination period beyond April 27, 2023. If a business combination is not consummated by the required date and we are unable to obtain the funding to extend the business combination period beyond the initial deadline, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, we have determined that mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Offering Costs

Deferred offering costs consist of legal and accounting expenses incurred through the balance sheet date that are directly related to our IPO. Deferred offering costs, other than the underwriting discount, were allocated to the Units issued in our IPO and the Private Placement Warrants based on a relative fair value basis, compared to total proceeds received. The underwriting discount was allocated to the Units based on a relative fair value basis, compared to total proceeds received. Upon completion of our IPO, offering costs associated with warrant liabilities were expensed, and presented as non-operating expenses in the statement of operations and offering costs associated with the Class A ordinary shares were applied against Class A ordinary shares subject to possible redemption which are classified as temporary equity.

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Our financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments and Warrant and Over-allotment Liability

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity and measurement of fair value is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities and overallotment option have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or the creation of current liabilities.

We account for warrants and over-allotment as either equity-classified or liability-classified instruments based on an assessment of the warrant and over-allotment option’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants and over-allotment option are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants and over-allotment option meet all of the requirements for equity classification under ASC 815, including whether the warrants and over-allotment option are indexed to our own ordinary shares, among other conditions for equity classification. This assessment is conducted at the time of warrant and over-allotment option issuance and as of each subsequent quarterly period end date while the warrants and over-allotment option are outstanding.

For issued or modified warrants and over-allotment option that meet all of the criteria for equity classification, the warrants and over-allotment option are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and over-allotment option that do not meet all the criteria for equity classification, the warrants and over-allotment option are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants and over-allotment option are recognized as a non-cash gain or loss on the statement of operations.

We accounted for the warrants and over-allotment option in accordance with the guidance contained in ASC 815-40. The warrants and over-allotment are not considered indexed to our own ordinary shares, and as such, they do not meet the criteria for equity treatment and are recorded as liabilities.

Redeemable Share Classification

Our ordinary shares that were sold as part of the Units in our IPO (“public ordinary shares”) contain a redemption feature which allows for the redemption of such public shares in connection with a shareholder vote or tender offer in connection with our initial Business Combination. In accordance with ASC 480-10-S99, we classify public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. The public ordinary shares sold as part of the Units in our IPO were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public ordinary shares classified as temporary equity, and the Public Warrants are considered a derivative liability and as such, the fair value of the Public Warrants is bifurcated and presented as a liability. The public ordinary shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above.

Net Income Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At December 31, 2021, weighted average shares were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At March 31, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weakness which existed at December 31, 2021. Our internal control over the recording of accounting transactions in the proper period is not effective. We did not record deferred offering costs in the proper accounting period. The costs were paid in 2022 but incurred in 2021 so they were not properly accrued at December 31, 2021. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are currently reviewing our internal controls over financial reporting, and specifically our internal control over the recording of accounting transactions in the proper period, and intend to take appropriate measures to remediate the material weakness; however, we have not yet implemented such remediation measures. As such, the material weakness continues to exist at March 31, 2022. Notwithstanding the determination that our internal control over financial reporting was not effective and that there was a material weakness as identified in this Quarterly Report, as of March 31, 2022, we believe that our unaudited condensed financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Management’s Report on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Prospectus and in our Annual Report for the year ended December 31, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors described in the Prospectus or the Annual Report for the year ended December 31, 2021 except for the below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in the Prospectus or the Annual Report for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	KBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATAMGROWTH SPAC

Date: May 23, 2022	By:	/s/ Gerard Cremoux
Name: Gerard Cremoux
Title: Chief Executive Officer, Chief Financial Officer and Director