Form 10-Q
period 2022-06-30
LatAmGrowth SPAC
filed 2022-08-15
CIK 1868269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2022

or

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
YES ☒ NO ☐

As of August 15, 2022, there were 13,000,000 Class A ordinary shares, $0.0001 par value, and 3,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LATAMGROWTH SPAC

Form 10-Q for the Quarter Ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from May 20, 2021 (Inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022 and for the period from May 20, 2021 (Inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from May 20, 2021 (Inception) through June 30, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item 4.	Controls and Procedures.	23
PART II - OTHER INFORMATION		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors.	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Mine Safety Disclosures.	25
Item 5.	Other Information.	25
Item 6.	Exhibits.	26
PART III - SIGNATURES		27

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LATAMGROWTH SPAC

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31,
	(Unaudited)	2021
Assets
Current Assets:
Cash	$1,257,680	$—
Prepaid expenses	457,488	—
Total Current Assets	1,715,168	—
Marketable securities held in Trust Account	132,787,844	—
Deferred offering costs	—	438,499
Total Assets	$134,503,012	$438,499

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$240,684	$402,504
Promissory note - related party	—	101,530
Total Current Liabilities	240,684	504,034
Warrant liabilities	1,728,000	—
Deferred underwriting commissions	4,550,000	—
Total Liabilities	6,518,684	504,034

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 13,000,000 shares and 0 shares at redemption value of $10.21 and $10.20 at June 30, 2022 and December 31, 2021, respectively	132,787,844	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 13,000,000 and 0 shares subject to possible redemption) at June 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,250,000 and 3,737,500(1) shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	325	374
Additional paid-in capital	—	24,626
Accumulated deficit	(4,803,841)	(90,535)
Total Shareholders’ Deficit	(4,803,516)	(65,535)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$134,503,012	$438,499

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

LATAMGROWTH SPAC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the period from
			May 20, 2021
	For the three	For the six	(Inception)
	months ended	months ended	through
	June 30, 2022	June 30, 2022	June 30, 2021
Formation and operating costs	$405,901	$662,360	$90,000
Loss from operations	(405,901)	(662,360)	(90,000)
Other income
Gain on change in fair value of warrants	1,839,500	9,216,000	—
Gain on expiration of overallotment option	—	390,000	—
Trust interest income	175,757	187,844	—
Warrant issuance costs	—	(335,231)	—
Total other income	2,015,257	9,458,613	—

Net income (loss)	$1,609,356	$8,796,253	$(90,000)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	13,000,000	11,071,429	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.10	$0.61	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,250,000	3,250,000	3,250,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$0.61	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LATAMGROWTH SPAC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

					Total
	Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2021	3,737,500	$374	$24,626	$(90,535)	$(65,535)
Excess cash received over fair value of private placement warrants	—	—	1,896,000	—	1,896,000
Forfeiture of 487,500 Class B ordinary shares upon expiration of overallotment option	(487,500)	(49)	49	—	—
Remeasurement of Class A ordinary shares to redemption amount	—	—	(1,920,675)	(13,321,715)	(15,242,390)
Net income	—	—	—	7,186,897	7,186,897
Balance as of March 31, 2022 (unaudited)	3,250,000	325	—	(6,225,353)	(6,225,028)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(187,844)	(187,844)
Net income	—	—	—	1,609,356	1,609,356
Balance as of June 30, 2022 (unaudited)	3,250,000	$325	$—	$(4,803,841)	$(4,803,516)

FOR THE PERIOD FROM MAY 20, 2021 (INCEPTION) THROUGH JUNE 30, 2021

					Total
	Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of May 20, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor for payment of offering costs	3,737,500	374	24,626	—	25,000
Net loss	—	—	—	(90,000)	(90,000)
Balance as of June 30, 2021 (unaudited)	3,737,500	$374	$24,626	$(90,000)	$(65,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LATAMGROWTH SPAC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period from
		May 20, 2021
	For the six	(Inception)
	months ended	through
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income (loss)	$8,796,253	$(90,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(187,844)	—
Warrant issuance costs	335,231	—
Unrealized gain on change in fair value of warrants	(9,216,000)	—
Gain on expiration of overallotment option	(390,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(457,488)	—
Accounts payable and accrued expenses	126,723	90,000
Net cash used in operating activities	(993,125)	—
Cash flows from investing Activities:
Principal deposited in Trust Account	(132,600,000)	—
Net cash used in investing activities	(132,600,000)	—

Cash flows from financing Activities:
Proceeds from initial public offering, net of underwriters’ discount	127,400,000	—
Proceeds from private placement	7,900,000	—
Payment of Sponsor promissory note	(142,350)	—
Payment of deferred offering costs	(306,845)	—
Net cash provided by financing activities	134,850,805	—

Net change in cash	1,257,680	—
Cash, beginning of the period	—	—
Cash, end of the period	$1,257,680	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accounts payable and accrued offering costs and expenses	$250	$101,709
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Remeasurement of Class A ordinary shares to redemption amount	$15,430,234	$—
Deferred underwriting commissions payable charged to additional paid in capital	$4,550,000	$—
Deferred offering costs charged to additional paid in capital	$497,620	$—
Forfeiture of 487,500 founder shares on expiration of overallotment option	$49	$—
Initial fair value of warrant liability	$10,944,000	$—
Deferred offering costs charged to accumulated deficit	$82,175	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from May 20, 2021 (inception) through June 30, 2022 relates to the Company’s formation and IPO described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern Considerations

As of June 30, 2022, the Company had $1,257,680 cash on hand and working capital of $1,474,484.

On January 27, 2022, the Company consummated its IPO of 13,000,000 units, at $10.00 per unit, generating gross proceeds of $130.0 million. Simultaneously with the closing of the Company’s IPO, it consummated the sale of 7,900,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to its Sponsor, generating gross proceeds of $7.9 million. Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. At the IPO date, cash of $2,494,203 in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes.

The Company believes that the $1.26 million in cash held outside the trust account will be sufficient to allow the Company to operate until either the consummation of a business combination or the mandatory liquidation date; however, if the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. As such, the Company cannot provide assurance that the cash held outside the trust account will be sufficient to meet its financial obligations over a period of one year from the issuance of its unaudited condensed financial statements. Until consummation of its initial Business Combination, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

The Company has until April 27, 2023 (with optional three-month extension periods up to October 27, 2023 which are conditional upon securing additional funding from the Sponsor) to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by April 27, 2023 or obtain additional funding to extend the deadline for consummating a business combination. The Company cannot provide assurance that the required funding will be made available to the Company to allow it to extend the business combination period beyond April 27, 2023. If a business combination is not consummated by the required date and the Company is unable to obtain the funding to extend the business combination period beyond the initial deadline, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on April 13, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. The Company held cash of $1,257,680 and $0 as of June 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the Company held $132,787,844 and $0 in the Trust Account which consisted entirely of funds which invest only in cash and U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Dividend income from securities in the Trust Account is included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. Unrealized gains and losses resulting from the change in fair value of investments held in Trust Account are included in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

Derivative Financial Instruments and Warrant and Over-allotment Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity and measurement of fair value is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities and overallotment option have been allocated based on their relative fair value of total proceeds and are recognized in the condensed statements of operations as incurred. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or the creation of current liabilities.

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

For warrants and over-allotment option that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For warrants and over-allotment that do not meet all the criteria for equity classification, they are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants and over-allotment option are recognized as a non-cash gain or loss on the condensed statements of operations.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At June 30, 2022 and December 31, 2021, weighted average shares were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At June 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,287,485	$321,871	$6,800,096	$1,996,157
Denominator:
Weighted average shares outstanding	13,000,000	3,250,000	11,071,429	3,250,000
Basic and diluted net income per share	$0.10	$0.10	$0.61	$0.61

	For the period from
	May 20, 2021
	(Inception)
	through
	June 30, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(90,000)
Denominator:
Weighted average shares outstanding	—	3,250,000
Basic and diluted net loss per share	$—	$(0.03)

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

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of June 30, 2022, the amount of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$130,000,000

Less:
Fair value of proceeds allocated to Public Warrants	(4,940,000)
Fair value of proceeds allocated to overallotment liability	(390,000)
Class A ordinary shares issuance cost	(7,312,390)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption at initial public offering	15,242,390
Class A ordinary shares subject to possible redemption as of March 31, 2022	132,600,000
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	187,844
Class A ordinary shares subject to possible redemption as of June 30, 2022	$132,787,844

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

The sale or allocation of the Founders Shares to the Company’s director nominees and affiliates of its sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 22,000 shares transferred to the Company’s consultants on April 1, 2022 was $101,640 or $4.62 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Promissory Note—Related Party

On June 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and are due at the earlier of June 15, 2022 or the closing of the IPO. At the IPO date, the Company paid $142,350 to the Sponsor in full repayment of the promissory note. As of June 30, 2022 and December 31, 2021, the Company had borrowed $0 and $101,530 under the Promissory Note, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

The forward purchase shares are identical to the Class A ordinary shares included in the units sold in the IPO, except that pursuant to the forward purchase agreement, they are not transferable, assignable or salable until 30 days after the completion of our initial business combination, subject to limited exceptions. The forward purchase warrants have the same terms as the private placement warrants.

Note 7—Shareholder’s Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no shares of Class A ordinary shares issued or outstanding (excluding 13,000,000 shares subject to possible redemption).

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At June 30, 2022 and December 31, 2021, there were 3,250,000 and 3,737,500 Class B ordinary shares issued and outstanding, respectively. Of the 3,737,500 Class B ordinary shares outstanding at December 31, 2021, an aggregate of up to 487,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would have collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO. On March 10, 2022, the Sponsor effected a surrender of the 487,500 founder shares to the Company for no consideration upon expiration of the over-allotment option.

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on June 30, 2022, and indicates the Level 3 fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At December 31, 2021, the Company had no financial assets and liabilities measured at fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$780,000	$780,000	$—	$—
Warrant liabilities – Private Placement Warrants	948,000	—	948,000	—
	$1,728,000	$780,000	$948,000	$—

The Public Warrants and the Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheets. The warrant liabilities were measured at fair value at inception and remeasured on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The overallotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the condensed balance sheets from January 27, 2022 up to its expiration on March 10, 2022. The overallotment liability was measured at fair value at inception. The expiration of the overallotment resulted in a gain of $390,000 which is presented within gain on expiration of overallotment option in the condensed statements of operations.

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

At June 30, 2022, the Company used the quoted price on Nasdaq to establish the fair value of the Public Warrants and transferred the Public Warrants from Level 3 to Level 1 due to the use of observable inputs.

The key inputs into the Black-Scholes model of the overallotment option were as follows at inception date:

January 27,
Input	2022
Risk-free interest rate	0.08%
Expected term (years)	0.13
Expected volatility	3.80%
Exercise price	$10.00
Fair value of overallotment unit	$0.20

The Private Warrants were transferred to a Level 2 from a Level 3 during the six months ended June 30, 2022, due to the use of an observable market quote for a similar asset in an active market. At June 30, 2022 the Company’s Public Warrant pricing was used to price the Private Warrants. The key inputs into the Binomial Option Pricing Model of the Private Placement Warrants were as follows at January 27, 2022 (initial measurement date):

Input	January 27, 2022
Risk-free interest rate	1.26%
Expected term (years)	4.5
Expected volatility	15.0%
Exercise price	$11.50
Stock price	$9.62

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private
	Placement	Public	Total Warrant	Overallotment
	Warrants	Warrants	Liabilities	Liability
Fair value at December 31, 2021	$—	$—	$—	$—
Initial measurement at January 27, 2022	6,004,000	4,940,000	10,944,000	390,000
Expiration of overallotment option on March 10, 2022	—	—	—	(390,000)
Change in fair value of warrant liabilities	(4,029,000)	(3,347,500)	(7,376,500)	—
Transfer to Level 1	—	(1,592,500)	(1,592,500)	—
Fair value at March 31, 2022	1,975,000	—	1,975,000	—
Change in fair value of warrant liabilities	(1,027,000)	—	(1,027,000)	—
Transfer to Level 2	(948,000)	—	(948,000)	—
Fair value at June 30, 2022	$—	$—	$—	$—

As of December 31, 2021, the Company had no warrant liabilities measured at fair value.

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

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2022, we had $1,257,680 in cash and working capital of $1,474,484. Transaction costs related to our IPO amounted to $7,647,620 consisting of $2,600,000 of underwriting discount, $4,550,000 of deferred underwriting discount, and $497,620 of other offering costs. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

As of June 30, 2022, we have not commenced any operations. All activity for the period from May 20, 2021 (inception) through June 30, 2022, relates to our formation and IPO, and, since the completion of our IPO, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the trust account.

For the three months ended June 30, 2022, we had a net income of $1,609,356, which consisted of unrealized gain on change in fair value of warrants of $1,839,500 and trust interest income of $175,757, partially offset by formation and operating costs of $405,901.

For the six months ended June 30, 2022, we had a net income of $8,796,253, which consisted of unrealized gain on change in fair value of warrants of $9,216,000, gain on expiration of overallotment option of $390,000, and trust interest income of $187,844, partially offset by formation and operating costs of $662,360 and warrant issuance costs of $335,231.

For the period from May 20, 2021 (inception) through June 30, 2021, we had a net loss of $90,000, which consisted primarily of formation and operating costs.

Liquidity and Capital Resources; Going Concern

As of June 30, 2022, we had $1,257,680 cash on hand and working capital of $1,474,484.

On January 27, 2022, we consummated our IPO of 13,000,000 units, at $10.00 per unit, generating gross proceeds of $130.0 million. Simultaneously with the closing of our IPO, we consummated the sale of 7,900,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to our sponsor, generating gross proceeds of $7.9 million. Prior to the completion of the IPO, we lacked the liquidity we needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. At the IPO date, cash of $2,494,203 in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to us for general working capital purposes.

We believe that the $1.26 million in cash held outside the trust account will be sufficient to allow us to operate until either the consummation of a business combination or the mandatory liquidation date; however, if our estimate of the costs of undertaking in-depth due diligence and negotiating the business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the business combination. As such, we cannot provide assurance that the cash held outside the trust account will be sufficient to meet our financial obligations over a period of one year from the issuance of these unaudited condensed financial statements. Until consummation of our initial Business Combination, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We can raise additional capital through Working Capital Loans from the Sponsor, an affiliate of the Sponsor, certain of our officers and directors, or through loans from third parties. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide assurance that new financing will be available to us on commercially acceptable terms, if at all.

We have until April 27, 2023 (with optional three-month extension periods up to October 27, 2023 which are conditional upon securing additional funding from our Sponsor) to consummate a business combination. It is uncertain that we will be able to consummate a business combination by April 27, 2023 or obtain additional funding to extend the deadline for consummating a business combination. We cannot provide assurance that the required funding will be made available to us to allow us to extend the business combination period beyond April 27, 2023. If a business combination is not consummated by the required date and we are unable to obtain the funding to extend the business combination period beyond the initial deadline, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, we have determined that mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these unaudited condensed financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Offering Costs

Deferred offering costs consist of legal and accounting expenses incurred through the balance sheet date that are directly related to our IPO. Deferred offering costs, other than the underwriting discount, were allocated to the Units issued in our IPO and the Private Placement Warrants based on a relative fair value basis, compared to total proceeds received. The underwriting discount was allocated to the Units based on a relative fair value basis, compared to total proceeds received. Upon completion of our IPO, offering costs associated with warrant liabilities were expensed, and presented as non-operating expenses in the condensed statements of operations and offering costs associated with the Class A ordinary shares were applied against Class A ordinary shares subject to possible redemption which are classified as temporary equity.

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

Derivative Financial Instruments and Warrant and Over-allotment Liability

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity and measurement of fair value is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities and overallotment option have been allocated based on their relative fair value of total proceeds and are recognized in the condensed statements of operations as incurred. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or the creation of current liabilities.

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

For issued or modified warrants and over-allotment option that meet all of the criteria for equity classification, the warrants and over-allotment option are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and over-allotment option that do not meet all the criteria for equity classification, the warrants and over-allotment option are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants and over-allotment option are recognized as a non-cash gain or loss on the condensed statements of operations.

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

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At June 30, 2022 and December 31, 2021, weighted average shares were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At June 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weakness which existed at December 31, 2021. Our internal control over the recording of accounting transactions in the proper period is not effective. We did not record deferred offering costs in the proper accounting period. The costs were paid in 2022 but incurred in 2021 so they were not properly accrued at December 31, 2021. In the second quarter of 2022, we identified certain costs that were incorrectly or not recorded in the first quarter of 2022 and for which adjustments were made in the second quarter of 2022. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are currently reviewing our internal controls over financial reporting, and specifically our internal control over the recording of accounting transactions in the proper period, and intend to take appropriate measures to remediate the material weakness; however, we have not yet implemented such remediation measures. As such, the material weakness continues to exist at June 30, 2022. Notwithstanding the determination that our internal control over financial reporting was not effective and that there was a material weakness as identified in this Quarterly Report, as of June 30, 2022, we believe that our unaudited condensed financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

LATAMGROWTH SPAC

Date: August 15, 2022	By:	/s/ Gerard Cremoux
Name: Gerard Cremoux
Title: Chief Executive Officer, Chief Financial Officer and Director