Form 10-Q
period 2022-09-30
LatAmGrowth SPAC
filed 2022-11-14
CIK 1868269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2022

or

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
YES ☒ NO ☐

As of November 14, 2022, there were 13,000,000 Class A ordinary shares, $0.0001 par value, and 3,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LATAMGROWTH SPAC

Form 10-Q for the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from May 20, 2021 (Inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from May 20, 2021 (Inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from May 20, 2021 (Inception) through September 30, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item 4.	Controls and Procedures.	23
PART II - OTHER INFORMATION		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors.	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults upon Senior Securities	26
Item 4.	Mine Safety Disclosures.	26
Item 5.	Other Information.	26
Item 6.	Exhibits.	27
PART III - SIGNATURES		28

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LATAMGROWTH SPAC

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31,
	(Unaudited)	2021
Assets
Current Assets:
Cash	$1,150,366	$—
Prepaid expenses	314,284	—
Total Current Assets	1,464,650	—
Marketable securities held in Trust Account	133,390,345	—
Deferred offering costs	—	438,499
Total Assets	$134,854,995	$438,499

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$276,267	$402,504
Promissory note - related party	—	101,530
Total Current Liabilities	276,267	504,034
Warrant liabilities	2,880,000	—
Deferred underwriting commissions	4,550,000	—
Total Liabilities	7,706,267	504,034

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 13,000,000 shares and 0 shares at redemption value of $10.21 and $0.00 at September 30, 2022 and December 31, 2021, respectively	133,390,345	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 13,000,000 and 0 shares subject to possible redemption) at September 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,250,000 and 3,737,500(1) shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	325	374
Additional paid-in capital	—	24,626
Accumulated deficit	(6,241,942)	(90,535)
Total Shareholders’ Deficit	(6,241,617)	(65,535)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$134,854,995	$438,499

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

LATAMGROWTH SPAC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the period from
				May 20, 2021
	For the three	For the nine	For the three	(Inception)
	months ended	months ended	months ended	through
	September 30, 2022	September 30, 2022	September 30, 2021	September 30, 2021
Formation and operating costs	$286,101	$948,461	$1,442	$91,442
Loss from operations	(286,101)	(948,461)	(1,442)	(91,442)
Other (expense) income:
Gain (loss) on change in fair value of warrants	(1,152,000)	8,064,000	—	—
Gain on expiration of overallotment option	—	390,000	—	—
Trust interest income	602,501	790,345	—	—
Warrant issuance costs	—	(335,231)	—	—
Total other (expense) income, net	(549,499)	8,909,114	—	—

Net (loss) income	$(835,600)	$7,960,653	$(1,442)	$(91,442)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	13,000,000	11,718,978	—	—
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.05)	$0.53	$—	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,250,000	3,250,000	3,250,000	3,250,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.05)	$0.53	$(0.00)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LATAMGROWTH SPAC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

					Total
	Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2021	3,737,500	$374	$24,626	$(90,535)	$(65,535)
Excess cash received over fair value of private placement warrants	—	—	1,896,000	—	1,896,000
Forfeiture of 487,500 Class B ordinary shares upon expiration of overallotment option	(487,500)	(49)	49	—	—
Remeasurement of Class A ordinary shares to redemption amount	—	—	(1,920,675)	(13,321,715)	(15,242,390)
Net income	—	—	—	7,186,897	7,186,897
Balance as of March 31, 2022 (unaudited)	3,250,000	325	—	(6,225,353)	(6,225,028)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(187,844)	(187,844)
Net income	—	—	—	1,609,356	1,609,356
Balance as of June 30, 2022 (unaudited)	3,250,000	325	—	(4,803,841)	(4,803,516)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(602,501)	(602,501)
Net loss	—	—	—	(835,600)	(835,600)
Balance as of September 30, 2022 (unaudited)	3,250,000	$325	$—	$(6,241,942)	$(6,241,617)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MAY 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

					Total
	Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of May 20, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor for payment of offering costs	3,737,500	374	24,626	—	25,000
Net loss	—	—	—	(90,000)	(90,000)
Balance as of June 30, 2021 (unaudited)	3,737,500	374	24,626	(90,000)	(65,000)
Net loss	—	—	—	(1,442)	(1,442)
Balance as of September 30, 2021 (unaudited)	3,737,500	$374	$24,626	$(91,442)	$(66,442)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LATAMGROWTH SPAC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period from
		May 20, 2021
	For the nine	(Inception)
	months ended	through
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income (loss)	$7,960,653	$(91,442)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(790,345)	—
Warrant issuance costs	335,231	—
Unrealized gain on change in fair value of warrants	(8,064,000)	—
Gain on expiration of overallotment option	(390,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(314,284)	—
Accounts payable and accrued expenses	162,306	91,442
Net cash used in operating activities	(1,100,439)	—
Cash flows from investing Activities:
Principal deposited in Trust Account	(132,600,000)	—
Net cash used in investing activities	(132,600,000)	—

Cash flows from financing Activities:
Proceeds from initial public offering, net of underwriters’ discount	127,400,000	—
Proceeds from private placement	7,900,000	—
Payment of Sponsor promissory note	(142,350)	—
Payment of deferred offering costs	(306,845)	—
Net cash provided by financing activities	134,850,805	—

Net change in cash	1,150,366	—
Cash, beginning of the period	—	—
Cash, end of the period	$1,150,366	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accounts payable and accrued offering costs and expenses	$250	$221,255
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Remeasurement of Class A ordinary shares to redemption amount	$15,430,234	$—
Deferred underwriting commissions payable charged to additional paid in capital	$4,550,000	$—
Deferred offering costs charged to additional paid in capital	$497,620	$—
Forfeiture of 487,500 founder shares on expiration of overallotment option	$49	$—
Initial fair value of warrant liability	$10,944,000	$—
Deferred offering costs charged to accumulated deficit	$82,175	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from May 20, 2021 (inception) through September 30, 2022 relates to the Company’s formation and IPO described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern Considerations

As of September 30, 2022, the Company had $1,150,366 cash on hand and working capital of $1,188,383.

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

The Company believes that the $1.15 million in cash held outside the trust account will be sufficient to allow the Company to operate until either the consummation of a business combination or the mandatory liquidation date; however, if the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. As such, the Company cannot provide assurance that the cash held outside the trust account will be sufficient to meet its financial obligations over a period of one year from the issuance of its unaudited condensed financial statements. Until consummation of its initial Business Combination, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Consideration of IR Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IR Act") was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the "Treasury") has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any "PIPE" or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company's ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on April 13, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. The Company held cash of $1,150,366 and $0 as of September 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, the Company held $133,390,345 and $0 in the Trust Account which consisted entirely of funds which invest only in cash and U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Dividend income from securities in the Trust Account is included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. Unrealized gains and losses resulting from the change in fair value of investments held in Trust Account are included in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At September 30, 2022 and December 31, 2021, weighted average shares were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At September 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(668,480)	$(167,120)	$6,232,270	$1,728,383
Denominator:
Weighted average shares outstanding	13,000,000	3,250,000	11,718,978	3,250,000
Basic and diluted net (loss) income per share	$(0.05)	$(0.05)	$0.53	$0.53

			For the period from
			May 20, 2021
	For the Three		(Inception)
	Months Ended		through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(1,442)	$—	$(91,442)
Denominator:
Weighted average shares outstanding	—	3,250,000	—	3,250,000
Basic and diluted net loss per share	$—	$(0.00)	$—	$(0.03)

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

As of September 30, 2022, the amount of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$130,000,000

Less:
Fair value of proceeds allocated to Public Warrants	(4,940,000)
Fair value of proceeds allocated to overallotment liability	(390,000)
Class A ordinary shares issuance cost	(7,312,390)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption at initial public offering	15,242,390
Class A ordinary shares subject to possible redemption as of March 31, 2022	132,600,000
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	790,345
Class A ordinary shares subject to possible redemption as of September 30, 2022	$133,390,345

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

The sale or allocation of the Founders Shares to the Company’s director nominees and affiliates of its Sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 22,000 shares transferred to the Company’s consultants on April 1, 2022 was $101,640 or $4.62 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Promissory Note—Related Party

On June 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and are due at the earlier of June 15, 2022 or the closing of the IPO. At the IPO date, the Company paid $142,350 to the Sponsor in full repayment of the promissory note. As of September 30, 2022 and December 31, 2021, the Company had borrowed $0 and $101,530 under the Promissory Note, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Note 7—Shareholder’s Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares of Class A ordinary shares issued or outstanding (excluding 13,000,000 shares subject to possible redemption).

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At September 30, 2022 and December 31, 2021, there were 3,250,000 and 3,737,500 Class B ordinary shares issued and outstanding, respectively. Of the 3,737,500 Class B ordinary shares outstanding at December 31, 2021, an aggregate of up to 487,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would have collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO. On March 10, 2022, the Sponsor effected a surrender of the 487,500 founder shares to the Company for no consideration upon expiration of the over-allotment option.

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on September 30, 2022, and indicates the Level 3 fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At December 31, 2021, the Company had no financial assets and liabilities measured at fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$1,300,000	$1,300,000	$—	$—
Warrant liabilities – Private Placement Warrants	1,580,000	—	1,580,000	—
	$2,880,000	$1,300,000	$1,580,000	$—

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

At September 30, 2022, the Company used the quoted price on Nasdaq to establish the fair value of the Public Warrants and transferred the Public Warrants from Level 3 to Level 1 due to the use of observable inputs.

The key inputs into the Black-Scholes model of the overallotment option were as follows at inception date:

January 27,
Input	2022
Risk-free interest rate	0.08%
Expected term (years)	0.13
Expected volatility	3.80%
Exercise price	$10.00
Fair value of overallotment unit	$0.20

The Private Warrants were transferred to a Level 2 from a Level 3 during the nine months ended September 30, 2022, due to the use of an observable market quote for a similar asset in an active market. At September 30, 2022 the Company’s Public Warrant pricing was used to price the Private Warrants. The key inputs into the Binomial Option Pricing Model of the Private Placement Warrants were as follows at January 27, 2022 (initial measurement date):

Input	January 27, 2022
Risk-free interest rate	1.26%
Expected term (years)	4.5
Expected volatility	15.0%
Exercise price	$11.50
Stock price	$9.62

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private
	Placement	Public	Total Warrant	Overallotment
	Warrants	Warrants	Liabilities	Liability
Fair value at December 31, 2021	$—	$—	$—	$—
Initial measurement at January 27, 2022	6,004,000	4,940,000	10,944,000	390,000
Expiration of overallotment option on March 10, 2022	—	—	—	(390,000)
Change in fair value of warrant liabilities	(4,029,000)	(3,347,500)	(7,376,500)	—
Transfer to Level 1	—	(1,592,500)	(1,592,500)	—
Fair value at March 31, 2022	1,975,000	—	1,975,000	—
Change in fair value of warrant liabilities	(1,027,000)	—	(1,027,000)	—
Transfer to Level 2	(948,000)	—	(948,000)	—
Fair value at June 30, 2022	$—	$—	$—	$—
Change in fair value of warrant liabilities	—	—	—	—
Transfer to Level 3	—	—	—	—
Fair value at September 30, 2022	$—	$—	$—	$—

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

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2022, we had $1,150,366 in cash and working capital of $1,188,383. Transaction costs related to our IPO amounted to $7,647,620 consisting of $2,600,000 of underwriting discount, $4,550,000 of deferred underwriting discount, and $497,620 of other offering costs. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

As of September 30, 2022, we have not commenced any operations. All activity for the period from May 20, 2021 (inception) through September 30, 2022, relates to our formation and IPO, and, since the completion of our IPO, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the trust account.

For the three months ended September 30, 2022, we had a net loss of $835,600, which consisted of unrealized loss on change in fair value of warrants of $1,152,000 and formation and operating costs of $286,101, partially offset by trust interest income of $602,501.

For the nine months ended September 30, 2022, we had a net income of $7,960,653, which consisted of unrealized gain on change in fair value of warrants of $8,064,000, gain on expiration of overallotment option of $390,000, and trust interest income of $790,345, partially offset by formation and operating costs of $948,461 and warrant issuance costs of $335,231.

For the period from May 20, 2021 (inception) through September 30, 2021, we had a net loss of $91,442, which consisted primarily of formation and operating costs.

Liquidity and Capital Resources; Going Concern

As of September 30, 2022, we had $1,150,366 cash on hand and working capital of $1,188,383.

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

We believe that the $1.15 million in cash held outside the trust account will be sufficient to allow us to operate until either the consummation of a business combination or the mandatory liquidation date; however, if our estimate of the costs of undertaking in-depth due diligence and negotiating the business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the business combination. As such, we cannot provide assurance that the cash held outside the trust account will be sufficient to meet our financial obligations over a period of one year from the issuance of these unaudited condensed financial statements. Until consummation of our initial Business Combination, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At September 30, 2022 and December 31, 2021, weighted average shares were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At September 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weakness which existed at December 31, 2021. Our internal control over the recording of accounting transactions in the proper period is not effective. We did not record deferred offering costs in the proper accounting period. The costs were paid in 2022 but incurred in 2021 so they were not properly accrued at December 31, 2021. In the second quarter of 2022, we identified certain costs that were incorrectly or not recorded in the first quarter of 2022 and for which adjustments were made in the second quarter of 2022. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are currently reviewing our internal controls over financial reporting, and specifically our internal control over the recording of accounting transactions in the proper period, and intend to take appropriate measures to remediate the material weakness; however, we have not yet implemented such remediation measures. As such, the material weakness continues to exist at September 30, 2022. Notwithstanding the determination that our internal control over financial reporting was not effective and that there was a material weakness as identified in this Quarterly Report, as of September 30, 2022, we believe that our unaudited condensed financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time and such changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other things, impose additional disclosure requirements for initial public offerings by special purpose acquisition companies (“SPACs”)  and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

LATAMGROWTH SPAC

Date: November 14, 2022	By:	/s/ Gerard Cremoux
Name: Gerard Cremoux
Title: Chief Executive Officer, Chief Financial Officer and Director