Form 10-K
period 2022-12-31
LatAmGrowth SPAC
filed 2023-04-19
CIK 1868269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. YES ☐ NO ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). YES ☐ NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

As of April 14, 2023, there were 13,000,000 Class A ordinary shares, $0.0001 par value, and 3,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

Unless otherwise stated in this report or the context otherwise requires, references to:

●	“we,” “us,” “company” or “our company” are to LatAmGrowth SPAC, a Cayman Islands exempted company;
●	“advisory directors” are to directors serving on our board of advisors;
●	“Colony LatAm Partners” are to a leading private equity investment firm focused on Latin America for over 14 years; Colony LatAm Partners was an affiliate of DigitalBridge Group, Inc. (NYSE: DBRG) until December 2021. Colony LatAm Partners is being rebranded as SouthLight Capital and will continue operating as a private equity firm specializing in growth equity in Latin America;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“directors” are to our current board of directors;
●	“Excess Shares” are to more than an aggregate of 15% of the shares sold in our IPO held by a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act);
●	“forward purchase agreement” are to an agreement providing for the sale of our forward purchase units to the Sponsor Affiliate and its permitted transferee in a private placement that will close simultaneously with the closing of our initial business combination;
●	“forward purchase shares” are to our Class A ordinary shares to be issued pursuant to the forward purchase agreement;
●	“forward purchase warrants” are to warrants to purchase our Class A ordinary shares to be issued pursuant to the forward purchase agreement;
●	“forward purchase unit” are to one forward purchase share and one-half of one forward purchase warrant;
●	“founder shares” are to Class B ordinary shares purchased by our sponsor in a private placement prior to our IPO and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination;
●	“IPO” refers to our initial public offering of units, which closed on January 27, 2022;
●	“initial shareholders” are to holders of our founder shares prior to our IPO;
●	“Latin America” or the “Latin American region” are to Mexico, Central America and South America;
●	“management” or our “management team” are to our officers and directors;
●	“Market Value” means the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination;
●	“Members of SouthLight Capital” are to the senior members of SouthLight Capital that serve as our officers and directors;
●	“Newly Issued Price” the price determined in good faith by our board of directors at which we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public warrants” are to the warrants sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);
●	“Reference Value” means the last reported sale price of our Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders;
●	“sponsor” are to LatAmGrowth Sponsor LLC, a Delaware limited liability company;
●	“SouthLight Capital” are to the rebranded name of Colony LatAm Partners; and
●	“warrants” are to our public warrants and private placement warrants.

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

Company History

Our sponsor is LatAmGrowth Sponsor LLC, a Delaware limited liability company (the “sponsor”). The registration statement for our IPO was declared effective on January 24, 2022. On January 27, 2022, we consummated our IPO of 13,000,000 units, (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $130.0 million. Simultaneously with the closing of the IPO, the Company consummated the sale of 7,900,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant in a private placement to the sponsor, generating gross proceeds of $7.9 million. Transaction costs amounted to approximately $7.65 million consisting of $2.6 million of underwriting discount, $4.55 million of deferred underwriting discount, and approximately $0.5 million of other offering costs.

Following the closing of the IPO on January 27, 2022, an amount of $132.6 million ($10.20 per Unit) from the net proceeds of the sale of the public units in our IPO and the sale of the Private Placement Warrants was placed in a trust account (the “trust account”) and are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the trust account until the earliest of (i) the completion of the initial Business Combination and (ii) the distribution of the trust account as described below.

On April 13, 2023, the Company convened an Extraordinary General Meeting (the “Extraordinary General Meeting”) virtually, solely with respect to voting on 1) the proposal to extend the date by which the Company must complete its initial business combination from April 27, 2023 to November 27, 2023 (the “Extension Amendment Proposal”), 2) the proposal to amend the Investment Management Trust Agreement, dated January 24, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), to allow the Company to extend, on a month to month basis, the date on which the Trustee must liquidate the trust account established by the Company in connection with the IPO if the Company has not completed its initial business combination, from April 27, 2023 to up to November 27, 2023 by depositing into the trust account the lesser of $150,000 or $0.0375 per public share that remains outstanding and is not redeemed in connection with the Extension Amendment per calendar month commencing on April 27, 2023 (the “Trust Amendment Proposal”), 3) the proposal to amend our amended and restated memorandum and articles of association to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares on a one-for-one basis prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment Proposal”), 4) the proposal to remove the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal” and together with the Extension Limitation Proposal, the Trust Amendment Proposal the Founder Share Amendment Proposal and the Extension Amendment Proposal, the “Proposals”). In connection with the Proposals, holders of public shares were afforded the opportunity to require the Company to redeem their public shares for their pro rate share of the trust account. 7,399,517 out of the 13,000,000 public shares were redeemed at a redemption price of approximately $10.469 per share, leaving 5,600,483 public shares remaining outstanding. Following this redemption, the balance in the trust account was approximately $58.6 million.

On April 13, 2023, the Company also issued a non-interest bearing non-convertible unsecured promissory note to the sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s trust account in connection with the Extension Amendment and Trust Amendment.

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

SouthLight Capital has completed 24 investments in 7 countries in Latin America and 12 industry sectors, with 65% of the investments sourced from proprietary relationships. SouthLight Capital’s investment success over 15 years is demonstrated, among other factors, by 15 successful exits (including one partial divestment) and returns generated by their 2007 and 2015 Latin American-focused funds, averaging 1.8 years for full deployment. These funds have generated proprietary investment opportunities in companies with an average enterprise value at entry of $530 million.

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

Our Process and Acquisition Criteria

We follow a disciplined investment program developed by the Members of SouthLight Capital based on a targeted approach to investment selection and the application of a robust diligence process with respect to each target. The investment process is grounded in global best practices, adapted to local realities.

Screening - Our management team makes an initial assessment on each target opportunity and intends to collaborate with advisory directors with particular sector experience to gain sector insight and functional expertise. We analyze the underlying business, sector, management team quality, investment thesis, including an assessment on ESG, financial projections, valuation, and investment structure. Based on the initial assessment, our management team will identify the key strategic objectives and enablers, critical success factors, proposed drivers of value creation and commercial hypothesis underpinning the target.

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

●	New Economy – targets in tech-related sectors (fintech, healthtech, edtech, etc.) and/or high alignment with persistent megatrends, with sustained revenue growth rates of over 50%, annual run-rate between $500 million to $1.0 billion and standing close to or at break-even.
●	Deep Value – growth targets where ownership is highly motivated to go public and have value upside compared to peers, which are expected to be found in healthcare, consumer, retail and other sectors where there are wide range of regional comparables available.

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

With that strategy in mind, we intend to assess potential merger candidates along the following criteria:

●	Size: companies valued in excess of $500 million (ideally $500 million to $1.0 billion);
●	Outstanding management: management teams that are exceptional and capable of being successful in any company they operate;
●	Significant technology advantage driving disruption: companies that use technology to disrupt markets, build efficiencies, differentiate products and/or distribution channels;
●	Companies that require growth capital: companies that require capital to grow or unlock expansion opportunities and/or to continue developing their business models, given the lack of capital for this stage of financing;

●	Growth path: companies within attractive growth markets, with favorable industry dynamics, which could benefit from partnering with the Company’s team;
●	Platform Play or Consolidation: companies that are ready to benefit from bolt-on acquisitions in industries ripe for consolidation; and
●	Publicly-ready driven companies: management and shareholders who aspire to have their businesses become a public company.

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

The demographic profile of the Latin American region is favorable, including, according to the World Bank, a large population base of 655 million (approximately twice the population of the U.S.) and a growing middle class with disposable income that is expected to grow at a 5.5% rate between 2023-2025 (considering Brazil, Chile, Colombia, Mexico and Peru), according to the Economist Intelligence Unit (“EIU”). Latin America is in the midst of realizing a demographic dividend, with a weighted average age of 30, according to the United Nations, which is 11 years younger than the Developed Markets median, according to the United Nations. This population will be reaching their peak acquisition power as they enter a prime age for discretionary consumption. Moreover, these countries are putting their youth to work. According to the World Bank, the labor force amounted to 301 million people as of 2021 and is expected to grow at a CAGR of 0.7% between 2023-2025 (considering Brazil, Chile, Colombia, Mexico and Peru), according to EIU, while maintaining a low unemployment rate of 9.2%, according to the World Bank. There is also rising digital and financial inclusion in Latin America. According to the World Bank, internet penetration and banked population grew from 39% to 74% from 2011 to 2020 and from 39% to 74% from 2011 to 2021, respectively, combined with an under-penetration of services and goods in selected categories compared to other more developed countries and Asian internet penetration and banked population grew from 37% to 69% and 60% to 83% from 2011 to 2021, respectively.

At present, there are a large number of privately held and family-owned businesses in Latin America undergoing generational changes that are open to new capital sources and are seeking to create value through expansion and growth, as well as businesses owned by local private equity funds who are seeking to monetize on their investments given they are at the end of their fund cycle. Such businesses face low penetration of capital markets in Latin America as demonstrated by the low ratio of market capitalization of listed domestic companies to GDP, lagging behind other well-developed capital markets, 37%, 39%, 68%, 73% respectively for Mexico, Colombia, Brazil and Chile vs. 193% for the United States, according to the World Bank. Often these private companies in Latin America face difficulty in accessing late stage capital, mainly due to the limited size of the local investor base and because local institutional investors tend to prioritize investments via large established players. Therefore we believe that there are several private companies in the region, with valuations in excess of $500 million.

We believe that the strong fundamentals of the region will translate into attractive opportunities across a wide range of sectors. Moreover, there are certain industries that we believe to be structurally more attractive than others given a strong gap in supply and demand accompanied by new tech and e-commerce drivers. For example, 81% of the Latin American population lives in urbanized areas, thus consumers are concentrated and easier to reach through shipping (e-commerce). Also, Latin America has the fastest-growing smartphone penetration rates, currently around 70%, according to the Groupe Speciale Mobile Association, with internet usage becoming widespread. The number of internet users as a percentage of the total population is 72%, 70% and 88% in Mexico, Colombia and Chile, compared to 90% in the United States, according to the World Bank.

Some of the sectors that we have identified to be in need of growth capital have many leading high-growth companies, emphasized by tech-enabled components with proven business models where the Latin American consumers are being underserved. These include the following:

Fintech – There is a large gap in supply and demand for financial products in Latin America given that consumers in Latin America are vastly underbanked or unbanked. For example, according to Comisión Nacional Bancaria y de Valores (CNBV) and Instituto Nacional de Estadística y Geografía (INEGI) over 50% of the Mexican population are unbanked, over 30% have no financial products, and just 33% have credit products. These dynamics make the Latin American region economy dependent largely on cash, with more than 75% of payments in Mexico and Brazil being non-card transactions according to Euromonitor. Additionally, the bank market in Latin America is extremely concentrated with the top 5 banks representing 76%, 55% and 70% of assets in Mexico (according to Fitch Solutions), Brazil (according to Banco Central do Brasil) and Colombia (according to the Superintendencia Financiera de Colombia), respectively, compared to only 35.4% in the U.S. (according to the U.S. Federal Reserve). The current state of the fintech industry creates opportunities for fintech players to better serve existing customers, introduce consumers to the formal financial system for the first time, and introduce electronic payments and other solutions.

Consumer Goods – Consumption trends in Latin America compare favorably with strong historical growth and proven economic trends to support continued future growth. Consumption expenditure in Latin America has grown at CAGR of 6.3% for the 2004-2019 period, according to the World Bank, more than two times the growth rate of Organization for Economic Co-Operation and Development (“OECD”) members for the same period. According to the OECD, Latin America’s middle class is much smaller than the OECD average and is expected to expand and become a key driver for economic growth.

Education – Opportunities in private education are on the rise in Latin America since the private sector is fulfilling the educational gap created from the lack of public investment, and from strong demand generated by the needs of highly qualified employees. On average, public education spending as a percentage of GDP in Latin America is still low compared to the OECD (4.2% and 5.3%, respectively, according to the World Bank). Undergraduate education enrollment within Latin America has increased at a sustained 2015 to 2020 CAGR of 7.0%+, according to the World Bank, more than 4.1x vs OECD members.

Healthcare – Public expenditure as a percentage of GDP in Latin America stands at approximately 50% of OECD’s healthcare public expenditure (4.0% to 7.7%, respectively, according to the World Bank) and has not grown significantly in the last 10 years, while demand continues to rise as a consequence of strong macroeconomic fundamentals driving growth in the healthcare industry, including (1) a shift in Latin America’s demographic pyramid, (2) higher disposable income per capita and (3) middle class expansion, underlined by positive healthcare trends which include changes in epidemiology, rising chronic and degenerative diseases, and increasing aging population with a longer life expectancy.

Consumer Finance – There is currently a large shortfall in the availability of credit in Latin America at a time when demand is increasing significantly. Consumer lending across these countries has significantly increased over the last five years (2016-2021) at 9.6% per annum, according to Euromonitor; however, according to the International Monetary Fund, outstanding consumer credit as a percentage of GDP as of 2021 is 16.2%, 44.8%, 15.5% and 30.5% for Mexico, Chile, Peru and Colombia, respectively, which is still lower than the 78.0% for the U.S.

Logistics - Latin America’s regional integration and internal market growth is expected to generate greater trade and cross-border transactions which will require additional logistic support. Growth in container volume in Latin America has outperformed growth in the United States: the 2009-2019 CAGR for Latin America was 4.8%, as compared to 4.0% for the United States, according to the World Bank. Furthermore, gross merchandise value (GMV), or the total value of merchandise sold by online retailers grew twice as much in Latin America as in the United States from 2017 to 2022, according to Euromonitor.

U.S. Hispanic-owned Businesses – Hispanic-owned businesses represent 14% of the 33 million U.S. businesses according to the Small Business Administration and have grown over 44% from 2012-2022 (more than 10x the growth rate of other U.S.

businesses), according to Stanford University. These growth trends are underpinned by a strong demographic bonus given that the Hispanic population is expected to make up 27.5% of the United States population by 2060, up from 17.8% as of 2016, according to the U.S. Census Bureau.

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

Financial Position

With funds in the trust account as of December 31, 2022 of approximately $134.5 million, and after payment of $4.6 million, payable to the underwriters for deferred underwriting commissions, and including up to $40.0 million to be raised pursuant to the forward purchase agreement, we would have $169.9 million, available to use for a business combination (assuming no shareholder seeks conversion of their public shares or seeks to sell their shares to us in any tender offer in relation to such business combination), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations and strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing, and there can be no assurance that it will be available to us.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue Class A ordinary shares that will be equal to or in excess of 20% of the number of our Class A ordinary shares then outstanding (other than in a public offering);
●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Class A ordinary shares could result in an increase in outstanding Class A ordinary shares or voting power of 5% or more; or
●	The issuance or potential issuance of Class A ordinary shares will result in our undergoing a change of control.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is $10.35 per public share as of March 31, 2023. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceeds the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such minimum cash requirements.

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

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

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

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceeds the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such minimum cash requirements.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until the Combination Period to complete our initial business combination. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the time period.

Our sponsor and our officers and directors have entered into an agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the Combination Period. However, if our sponsor or management team acquire public shares after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1.1 million of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the Combination Period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1A.    Risk Factors

Summary Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report before making a decision to purchase our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. These risks are more fully described in the section titled “Risk Factors” immediately following this risk factors summary. These risks include, among others, the following:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic and the status of debt and equity markets.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a "going concern” through the twelve-month period from the date the financial statements included in this annual report are filed.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
●	If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
●	If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share.
●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.
●	We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.
●	Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
●	We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.
●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

●	Our initial shareholders control a substantial interest in us and thus may exert substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
●	We are dependent upon our founders and officers and their loss could adversely affect our ability to operate.
●	Certain members of our board of directors and management team may be involved in and have a greater financial interest in the performance of other entities affiliated with our sponsor, and such activities may create conflicts of interest in making decisions on our behalf.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	We have identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	A registration of the Class A ordinary shares issuable upon exercise of the warrants may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis.
●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
●	Past performance by our management team, our sponsor and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

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

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If accepting all properly submitted redemption requests would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than such amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

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

The requirement that we complete our initial business combination within the Combination Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the Combination Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern” through the twelve-month period from the date the financial statements included in this annual report are filed.

At December 31, 2022, we had cash of $1,103,214 in cash and working capital of $786,623. We expect to incur significant costs in pursuit of our acquisition plans, and any such pursuit may not be successful. We cannot assure shareholders that we will have sufficient liquidity to fund the working capital needs of the Company through the period that ends twelve months from the date the financial statements included in this annual report are filed or that we will be able to consummate an initial business combination. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

We may not be able to complete our initial business combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within the Combination Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and

(iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we are unable to consummate our initial business combination within the Combination Period, our public shareholders may be forced to wait beyond such time period before redemption from our trust account.

If we are unable to consummate our initial business combination within the Combination Period, the funds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Combination Period before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the funds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

The funds from the sale of the forward purchase units are expected to be used as part of the consideration to the sellers in our initial business combination, and to pay expenses in connection with our initial business combination and may be used, with the agreement of with an affiliate of the Sponsor (the “Sponsor Affiliate”), for working capital in the post-transaction company. If the Sponsor Affiliate does not agree to fund more than the amount necessary to complete the initial business combination, the post-transaction company may not have enough cash available for working capital. The obligations under the forward purchase agreement do not depend on whether any public stockholders elect to redeem their shares in connection with our initial business combination and provide us with a minimum funding level for the initial business combination. However, if the sale of the forward purchase units does not close by reason of the failure of the Sponsor Affiliate to fund the purchase price for its forward purchase units, for example, we may lack sufficient funds to consummate our initial business combination. The Sponsor Affiliate’s commitment under the forward purchase agreement will be contingent on SouthLight Capital completing the raising of a new fund. Additionally, the Sponsor Affiliate’s commitment under the forward purchase agreement will be subject to approval, prior to our entering into a definitive agreement for our initial business combination, of its investment committee. Additionally, the Sponsor Affiliate’s obligations to purchase the forward purchase units are subject to termination prior to the closing of the sale of such securities by mutual written consent, or automatically: (i) if our initial business combination is not consummated within the completion window; or (ii) if our sponsor or we become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of our sponsor or us, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. In addition, the Sponsor Affiliate’s obligations to purchase the forward purchase units are subject to fulfillment of customary closing conditions, including that our initial business combination must be consummated substantially concurrently with the purchase of the forward purchase units. In the event of any such failure to fund by the Sponsor Affiliate, any obligation is so terminated or any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

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

While we sold our units at an offering price of $10.00 per unit and the amount in the trust account is $10.20 per public share, implying an initial value of $10.20 per public share, our sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.007 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. Our sponsor has invested an aggregate of approximately $7.93 million in us, comprised of the $25,000 purchase price for the founder shares and the $7.9 million purchase price for the private placement warrants. As a result, even if the trading price of our ordinary shares significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us even if the trading price of our ordinary shares is less than $1.00 per share and even if the private placement warrants are worthless. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders who purchased their units in our IPO could lose significant value in their public shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker performing or less established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

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

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our IPO and the sale of the private placement warrants, only $1,103,214 remains available to us outside the trust account to fund our working capital requirements as of December 31, 2022. We believe that, upon closing of our IPO, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the Combination Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Because our trust account is expected to contain approximately $10.35 per Class A ordinary share at the time of our initial business combination, our public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our trust account contains $10.35 per Class A ordinary share as of March 31, 2023. This is different than some other similarly structured blank check companies for which the trust account will only contain $10.00 per Class A ordinary share. As a result of the additional funds receivable by public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares.

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

The net proceeds from our IPO and the private placement of warrants provided us with $132.6 million, and after payment of $4.55 million of deferred underwriting commissions, and including up to $40.0 million to be raised pursuant to the forward purchase agreement, we have $168.05 million that we may use to complete our initial business combination. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business combination within the Combination Period, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the funds held in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the Combination Period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

We have identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting relating to our internal control over the recording of accounting transactions in the proper period and account, as further described in “Item 9A–Controls and Procedures.”

If we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares is listed, the SEC or other regulatory authorities, which could result in a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. Immediately after our IPO, there are 187,000,000 and 16,750,000 (assuming in each case that no forward purchase units are issued) authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. As of April 13, 2023, there are no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

●	may significantly dilute the equity interest of investors in our IPO;
●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the then outstanding private placement warrants (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements). In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem

100% of our public shares if we do not complete an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through our IPO registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations, including differences between U.S. GAAP and the International Accounting Standards;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;

●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

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

Holders

Although there are a larger number of beneficial owners, at April 13, 2023, there was 1 holder of record of our units, 1 holder of record of our separately traded Class A ordinary shares and 1 holder of record of our separately traded warrants.

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

Substantially concurrently with the closing of our IPO, the Company completed the private sale of 7,900,000 private placement warrants at a purchase price of $1.00 per private placement warrants, to the sponsor, generating gross proceeds to the Company of $7.9 million. The private placement warrants are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by the sponsor or its permitted transferees: (1) they will not be redeemable by the Company (except in certain redemption scenarios when the price per ordinary share equals or exceeds $10.00 (as adjusted)); (2) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of the Company’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

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

As indicated in the accompanying financial statements, at December 31, 2022, we had $1,103,214 in cash and working capital of $786,623. Transaction costs related to our IPO amounted to $7,647,620 consisting of $2,600,000 of underwriting discount, $4,550,000 of deferred underwriting discount, and $497,620 of other offering costs. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

As of December 31, 2022, we have not commenced any operations. All activity for the period from May 20, 2021 (inception) through December 31, 2022, relates to our formation and IPO, and, since the completion of our IPO, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the trust account.

For the year ended December 31, 2022, we had a net income of $9,832,611, which consisted of unrealized gain on change in fair value of warrants of $9,216,000, gain on expiration of overallotment option of $390,000, and trust interest income of $1,912,063, partially offset by formation and operating costs of $1,350,221 and warrant issuance costs of $335,231.

For the period from May 20, 2021 (inception) through December 31, 2021, we had a net loss of $90,535, which consisted of formation and operating costs.

Liquidity and Capital Resources; Going Concern

As of December 31, 2022, we had $1,103,214 cash on hand and working capital of $786,623.

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

We believe that the $1.1 million in cash held outside the trust account will be sufficient to allow us to operate until either the consummation of a business combination or the mandatory liquidation date; however, if our estimate of the costs of undertaking in-depth due diligence and negotiating the business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the business combination. As such, we cannot provide assurance that the cash held outside the trust account will be sufficient to meet our financial obligations over a period of one year from the issuance of these financial statements. Until consummation of our initial Business Combination, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

On April 13, 2023, the Company convened an Extraordinary General Meeting at which our sponsor agreed to contribute into the trust account the lesser of (x) an aggregate of $150,000 or $0.0375 per public share that was not redeemed at the Extraordinary General Meeting for each monthly period (commencing on April 27, 2023) or prior thereof, until the earlier of the completion of the initial business combination or November 27, 2023. The Company also issued a non-interest bearing non-convertible unsecured promissory note to the sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s trust account in connection with the Extension Amendment and Trust Amendment. If a business combination is not consummated by the required date and we are unable to obtain the funding to extend the business combination period beyond any extended deadline, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, we have determined that the cash and working capital need, including mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2022 and 2021, we did not have any long-term debt, capital or operating lease obligations.

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

Offering Costs

Deferred offering costs consist of legal and accounting expenses incurred through the balance sheet date that are directly related to our IPO. Deferred offering costs, other than the underwriting discount, were allocated to the units issued in our IPO and the private placement warrants based on a relative fair value basis, compared to total proceeds received. The underwriting discount was allocated to the units based on a relative fair value basis, compared to total proceeds received. Upon completion of our IPO, offering costs associated with warrant liabilities were expensed, and presented as non-operating expenses in the statements of operations and offering costs associated with the Class A ordinary shares were applied against Class A ordinary shares subject to possible redemption which are classified as temporary equity.

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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

Derivative Financial Instruments and Warrant and Over-allotment Liability

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity and measurement of fair value is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities and overallotment option have been allocated based on their relative fair value of total proceeds and are recognized in the statements of operations as incurred. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or the creation of current liabilities.

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

For issued or modified warrants and over-allotment option that meet all of the criteria for equity classification, the warrants and over-allotment option are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and over-allotment option that do not meet all the criteria for equity classification, the warrants and over-allotment option are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants and over-allotment option are recognized as a non-cash gain or loss on the statements of operations.

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

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the sponsor. At December 31, 2022 and 2021, weighted average shares were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At December 31, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer (our “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weakness which existed at December 31, 2021. Our internal control over the recording of accounting transactions in the proper period and account is not effective. We did not record deferred offering costs in the proper accounting period. The costs were paid in 2022 but incurred in 2021 so they were not properly accrued at December 31, 2021. In the second quarter of 2022, we identified certain costs that were incorrectly or not recorded in the first quarter of 2022 and for which adjustments were made in the second quarter of 2022. The Company experienced difficulty in the accounting for complex financial instruments, including those requiring them to apply complex accounting principles as a means of differentiating between liability, temporary equity and permanent equity classification. The Company accounted the excess cash paid by the sponsor for the private warrants over the fair value of the private warrants as gain instead of as additional paid-in capital. During the 3rd and 4th quarter of 2022, we identified lack of controls in place related to timely reconciliation of accrued legal expenses that resulted in errors in financial statements at September 30, 2022 and/or December 31, 2022. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are currently reviewing our internal controls over financial reporting, and specifically our internal control over the recording of accounting transactions in the proper period, and intend to take appropriate measures to remediate the material weakness; however, we have not yet implemented such remediation measures. As such, the material weakness continues to exist at December 31, 2022. Notwithstanding the determination that our internal control over financial reporting was not effective and that there was a material weakness as identified in this Annual Report, as of December 31, 2022, we believe that our financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Gerard Cremoux	52	Chief Executive Officer, Chief Financial Officer and Director
Gerardo Mendoza	40	Chief Investment Officer
Eduardo Cortina	40	Chairman of the Board
Hector Martinez	54	Managing Director
Miguel Olea	71	Managing Director
Michael J. McGuinness	56	Director
Zain A. Manekia	51	Director
Carole Philippe	55	Director
Murray Case	67	Board Advisor
Juan Manuel Ordoñez	42	Board Advisor
Roberto Rittes	49	Board Advisor
Aron Schwarzkopf	34	Board Advisor
Julio Serrano	54	Board Advisor
Adam Wiaktor	67	Board Advisor

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

Michael J. McGuinness, Independent Director

Michael J. McGuinness has been a member of our board of directors since March 2021. Mr. McGuinness is an M&A partner in the New York office of Jones Day. Before Jones Day, he was an M&A partner in the New York office of Shearman & Sterling, where he led the firm’s Latin American M&A practice. For the past 25 years, Mr. McGuinness’ law practice has focused on managing complicated cross-border M&A transactions across Latin America. His experience includes representing J&F Investimentos in its attempted $4 billion sale of Brazilian pulp & paper company Eldorado to Celulosa Arauco, GrupoSura in its $3.6 billion acquisition of ING’s Latin America pensions assets, Anglo American plc in its $5.4 billion sale to Mitsubishi of a minority stake in Chilean copper mining company Anglo American Sur, and JBS in its $2.8 billion acquisition of a majority stake of Pilgrim’s Pride. In addition to his Latin American experience, Mr. McGuinness held several prominent roles at GE, including general counsel of one of its industrial business units, and has executed more than a dozen significant transactions for GE. Mr. McGuinness, who has appeared on Bloomberg News to discuss U.S.-Mexico relations and published widely on Latin American matters, has been recognized as a “legal star” by the Latin Business Chronicle and described by The Legal 500 as a “Latin America M&A Heavyweight.” He brings his 25 years of deal sourcing and execution skills on high-profile transactions as well as his considerable experience and network of contacts across Latin America.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the registered public accounting firm has with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Zain A. Manekia, Michael J. McGuinness and Carole Philippe serve as the members and Carole Philippe serves as chair of the compensation committee. Under Nasdaq listing standards, all the directors on the compensation committee must be independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our officers and directors; and
●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 31, 2023.

The percentages in the following table assume that there are 16,250,000 ordinary shares issued and outstanding, of which 3,250,000 are Class B ordinary shares and 13,000,000 are Class A ordinary shares. This table also excludes forward purchase shares that will only be issued, if at all, at the time of our initial business combination.

Number of
	Class A		Number of		Approximate
	OrdinaryShares	Approximate	Class B	Approximate	Percentage of
	Beneficially	Percentage of	Ordinary Shares	Percentage of	Ordinary
Name and Address of Beneficial Owner(1)	Owned	Class	Beneficially Owned	Class	Shares
5% or Greater Shareholders:
LatAmGrowth Sponsor LLC(2)(3)	3,250,000	20.0%	3,250,000	100.0%	20.0%
Saba Capital Management, L.P.(4)	800,000	4.9%	—	—	4.9%
LMR Master Fund Ltd(5)	750,000	4.6%	—	—	4.6%
Directors and Officers
Gerard Cremoux	—	—	—	—	—
Eduardo Cortina	—	—	—	—	—
Murray Case	—	—	—	—	—
Michael J. McGuinness	—	—	—	—	—
Zain A. Manekia	—	—	—	—	—
Hector Martinez	—	—	—	—	—
Gerardo Mendoza	—	—	—	—	—
Miguel Olea	—	—	—	—	—
Juan Manuel Ordoñez	—	—	—	—	—
Carole Philippe	—	—	—	—	—
Roberto Rittes	—	—	—	—	—
Aron Schwarzkopf	—	—	—	—	—
Julio Serrano	—	—	—	—	—
Adam Wiaktor	—	—	—	—	—
All directors and officers as a group (fourteen individuals)	—	—	—	—	—
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o LatAmGrowth SPAC, Pedregal 24, 8th Floor, Molino del Rey, 11000, Mexico City, Mexico.
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

Our sponsor has purchased an aggregate of 7,900,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $7.9 million in the aggregate, in a private placement that occurred simultaneously with the closing of our IPO. The private placement warrants are identical to the warrants sold in our IPO except that the private placement warrants, so long as they are held by our sponsor, or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If we do not complete our initial business combination within the Combination Period, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below.

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

Item 14.    Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2022 and 2021 totaled $101,700 and $94,604, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for audit related fees for the year ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax fees for the year ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 688)	F-1
Financial Statements:
Balance Sheets as of December 31, 2022 and December 31, 2021	F-2
Statements of Operations for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021	F-3
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021	F-4
Statements of Cash Flows for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021	F-5
Notes to Financial Statements	F-6
(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580,

Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

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

10.9

Amendment No. 1 to the Investment Management Trust Agreement, dated April 13, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 18, 2023).

10.10	Promissory Note, dated April 13, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on April 18, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document*
101 SCH	Inline XBRL Taxonomy Extension Schema Document**
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101 PRE	PRE Inline XBRL Taxonomy Presentation Linkbase Document**
104	Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.
*	Filed herewith

Item 16.    Form 10–K Summary.

Not applicable.

LATAMGROWTH SPAC

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 688)	F-1
Financial Statements:
Balance Sheets as of December 31, 2022 and December 31, 2021	F-2
Statements of Operations for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021	F-3
Statements of Changes in Shareholder’s Deficit for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021	F-4
Statements of Cash Flows for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021	F-5
Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
LatAmGrowth SPAC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LatAmGrowth SPAC (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph -- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has less than twelve months to complete a business combination or the Company will cease all operations except for the purpose of liquidating. Further, the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, TX

April 18, 2023

LATAMGROWTH SPAC

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$1,103,214	$—
Prepaid expenses	171,080	—
Total Current Assets	1,274,294	—
Marketable securities held in Trust Account	134,512,063	—
Deferred offering costs	—	438,499
Total Assets	$135,786,357	$438,499

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$487,352	$402,504
Promissory note - related party	—	101,530
Due to related party	319	—
Total Current Liabilities	487,671	504,034
Warrant liabilities	1,728,000	—
Deferred underwriting commissions	4,550,000	—
Total Liabilities	6,765,671	504,034

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 13,000,000 shares and 0 shares at redemption value of $10.35 and $0.00 at December 31, 2022 and 2021, respectively	134,512,063	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 13,000,000 and 0 shares subject to possible redemption) at December 31, 2022 and 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,250,000 and 3,737,500(1) shares issued and outstanding at December 31, 2022 and 2021, respectively	325	374
Additional paid-in capital	—	24,626
Accumulated deficit	(5,491,702)	(90,535)
Total Shareholders’ Deficit	(5,491,377)	(65,535)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$135,786,357	$438,499
(1)	Of the 3,737,500 Class B ordinary shares outstanding at December 31, 2021, an aggregate of up to 487,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would have collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO. In March 2022, the Sponsor effected a surrender of the 487,500 founder shares to the Company for no consideration upon expiration of the over-allotment option.

The accompanying notes are an integral part of the audited financial statements.

LATAMGROWTH SPAC

STATEMENTS OF OPERATIONS

		For the period from
		May 20, 2021
	For the Year	(Inception)
	Ended	Through
	December 31, 2022	December 31, 2021
Formation and operating costs	$1,350,221	$90,535
Loss from operations	(1,350,221)	(90,535)
Other income (expense):
Gain (loss) on change in fair value of warrants	9,216,000	—
Gain on expiration of overallotment option	390,000	—
Trust interest income	1,912,063	—
Warrant issuance costs	(335,231)	—
Total other income, net	11,182,832	—

Net income (loss)	$9,832,611	$(90,535)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	12,040,984	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.64	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,250,000	3,250,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.64	$(0.03)

The accompanying notes are an integral part of the audited financial statements.

LATAMGROWTH SPAC

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MAY 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

					Total
	Class B Ordinary Shares		Additional	Accumulated	Shareholder’s
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of May 20, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor for payment of offering costs	3,737,500	374	24,626	—	25,000
Net loss	—	—	—	(90,535)	(90,535)
Balance as of December 31, 2021	3,737,500	374	24,626	(90,535)	(65,535)
Excess cash received over fair value of private placement warrants	—	—	1,896,000	—	1,896,000
Forfeiture of 487,500 Class B ordinary shares upon expiration of overallotment option	(487,500)	(49)	49	—	—
Remeasurement of Class A ordinary shares to redemption amount	—	—	(1,920,675)	(15,233,778)	(17,154,453)
Net income	—	—	—	9,832,611	9,832,611
Balance as of December 31, 2022	3,250,000	$325	$—	$(5,491,702)	$(5,491,377)

The accompanying notes are an integral part of the audited financial statements.

LATAMGROWTH SPAC

STATEMENTS OF CASH FLOWS

		For the period from
		May 20, 2021
	For the Year	(Inception)
	Ended	through
	December 31, 2022	December 31, 2021
Cash flows from operating activities
Net income (loss)	$9,832,611	$(90,535)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,912,063)	—
Warrant issuance costs	335,231	—
Unrealized gain on change in fair value of warrants	(9,216,000)	—
Gain on expiration of overallotment option	(390,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(171,080)	—
Accounts payable and accrued expenses	373,391	90,535
Due to related party	319	—
Net cash used in operating activities	(1,147,591)	—
Cash flows from investing Activities
Principal deposited in Trust Account	(132,600,000)	—
Net cash used in investing activities	(132,600,000)	—

Cash flows from financing Activities
Proceeds from initial public offering, net of underwriters’ discount	127,400,000	—
Proceeds from private placement	7,900,000	—
Payment of Sponsor promissory note	(142,350)	—
Payment of deferred offering costs	(306,845)	—
Net cash provided by financing activities	134,850,805	—

Net change in cash	1,103,214	—
Cash, beginning of the period	—	—
Cash, end of the period	$1,103,214	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accounts payable and accrued offering costs and expenses	$250	$402,504
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid by Sponsor under the promissory note	$—	$101,530
Remeasurement of Class A ordinary shares to redemption amount	$17,154,453	$—
Deferred underwriting commissions payable charged to additional paid in capital	$4,550,000	$—
Deferred offering costs charged to additional paid in capital	$497,620	$—
Unexercised overallotment liability charged to APIC	$390,000	$—
Reclass of warrant fair value from equity to liability	$9,048,000	$—
Initial value of Class A ordinary shares subject to possible redemption	$117,357,610	$—

The accompanying notes are an integral part of the audited financial statements.

NOTE 1— ORGANIZATION AND BUSINESS OPERATION

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from May 20, 2021 (inception) through December 31, 2022 relates to the Company’s formation and IPO described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on January 27, 2022, an amount of $132,600,000 ($10.20 per Unit) from the net proceeds of the sale of the public units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company has not completed its initial Business Combination within the time frame to consummate the business combination period (the “Combination Period”) as defined in its amended and restated memorandum and articles of association or during any extended time that the Company has to consummate a Business Combination as a result of a shareholder vote to amend its amended and restated memorandum and articles of association or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

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

The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations and on conditions described in the Prospectus. The amount in the Trust Account is $10.35 per public share as of March 31, 2023. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

Ordinary shares subject to redemption are recorded at redemption value and classified as temporary equity following the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company’s amended and restated memorandum and articles of association defined in the Combination Period as within 15 months from the closing of the initial public offering, or up to 21 months, if the Company extended the time to complete a Business Combination. On April 13, 2023, the Company convened an Extraordinary General Meeting (the “Extraordinary General Meeting”) virtually, to vote on a proposal to extend the Combination Period from 15 months ending on April 27, 2023 to November 27, 2023 (the “Extension Amendment Proposal”). This proposal was passed, which gives the Company an additional 7 months to consummate its Business Combination under the Combination Period.

Additionally, at the Extraordinary General Meeting, holders of public shares were afforded the opportunity to require the Company to redeem their public shares for their pro rata share of the trust account. 7,399,517 of the 13,000,000 public shares were redeemed at a redemption price of approximately $10.469 per share, leaving 5,600,483 public shares remaining outstanding. Following this redemption, the balance in the trust account was approximately $58.6 million.

The Company also issued a non-interest bearing non-convertible unsecured promissory note to the sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s trust account in connection with the Extension Amendment and the Trust Amendment.

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

The Company’s amended and restated memorandum and articles of association stated that a Business Combination would proceed only if the Company had net tangible assets of at least $5,000,001 prior to or upon such Business Combination. At the Extraordinary General Meeting, in addition to the Extension Amendment Proposal, a proposal was made and passed to remove the net tangible asset requirement.

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

As of December 31, 2022, the Company had $1,103,214 cash on hand and working capital of $786,623.

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

The Company believes that the $1.1 million in cash held outside the trust account will be sufficient to allow the Company to operate until either the consummation of a business combination or the mandatory liquidation date; however, if the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. As such, the Company cannot provide assurance that the cash held outside the trust account will be sufficient to meet its financial obligations over a period of one year from the issuance of its financial statements. Until consummation of its initial Business Combination, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

On April 13, 2023, at the Extraordinary General Meeting, in connection with the approval of the Extension Amendment Proposal, the Sponsor has agreed to contribute into the trust account the lesser of (x) an aggregate of $150,000 or (y) $0.0375 per share for each public share that was not redeemed at the Extraordinary General Meeting for each monthly period (commencing April 27, 2023) or prior thereof, until the earlier of the completion of the initial business combination and November 27, 2023. The Company also issued a non-interest bearing non-convertible unsecured promissory note to the sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s trust account in connection with the Extension Amendment and Trust Amendment. If a business combination is not consummated by the required date and the Company is unable to obtain the funding to extend the business combination period beyond the initial deadline, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, management has determined that the cash and working capital need, including mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

Consideration of IR Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NOTE 2— SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021. The Company held cash of $1,103,214 and $0 as of December 31, 2022 and 2021, respectively.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, the Company held $134,512,063 and $0, respectively, in the Trust Account which consisted entirely of funds which invest only in cash and U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Dividend income from securities in the Trust Account is included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. Unrealized gains and losses resulting from the change in fair value of investments held in Trust Account are included in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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

Derivative Financial Instruments and Warrant and Over-allotment Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity and measurement of fair value is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities and overallotment option have been allocated based on their relative fair value of total proceeds and are recognized in the statements of operations as incurred. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or the creation of current liabilities.

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

For warrants and over-allotment option that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For warrants and over-allotment that do not meet all the criteria for equity classification, they are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants and over-allotment option are recognized as a non-cash gain or loss on the statements of operations.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At December 31, 2022 and 2021, weighted average shares were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At December 31, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

			For the Period from
			May 20, 2021
	For the Year		(Inception)
	Ended		Through
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$7,742,753	$2,089,858	$—	$(90,535)
Denominator:
Weighted average shares outstanding	12,040,984	3,250,000	—	3,250,000
Basic and diluted net income (loss) per share	$0.64	$0.64	$—	$(0.03)

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

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

As of December 31, 2022, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$130,000,000

Less:
Fair value of proceeds allocated to Public Warrants	(4,940,000)
Fair value of proceeds allocated to overallotment liability	(390,000)
Class A ordinary shares issuance cost	(7,312,390)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption at initial public offering	17,154,453
Class A ordinary shares subject to possible redemption as of December 31, 2022	134,512,063

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

NOTE 3— INITIAL PUBLIC OFFERING

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

NOTE 4— PRIVATE PLACEMENT WARRANTS

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

NOTE 5— RELATED PARTY TRANSACTIONS

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

The sale or allocation of the Founders Shares to the Company’s director nominees and affiliates of its Sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 22,000 shares transferred to the Company’s consultants on April 1, 2022 was $101,640 or $4.62 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Promissory Note—Related Party

On June 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and are due at the earlier of June 15, 2022 or the closing of the IPO. At the IPO date, the Company paid $142,350 to the Sponsor in full repayment of the promissory note. As of December 31, 2022 and 2021, the Company had borrowed $0 and $101,530 under the Promissory Note, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

NOTE 6— COMMITMENTS & CONTINGENCIES

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

NOTE 7— SHAREHOLDERS’ DEFICIT

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preference shares issued and outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no shares of Class A ordinary shares issued or outstanding (excluding 13,000,000 shares subject to possible redemption).

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At December 31, 2022 and 2021, there were 3,250,000 and 3,737,500 Class B ordinary shares issued and outstanding, respectively. Of the 3,737,500 Class B ordinary shares outstanding at December 31, 2021, an aggregate of up to 487,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would have collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO. On March 10, 2022, the Sponsor effected a surrender of the 487,500 founder shares to the Company for no consideration upon expiration of the over-allotment option.

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

NOTE 8— FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on December 31, 2022 and indicates the Level 3 fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At December 31, 2021, the Company had no financial assets and liabilities measured at fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$780,000	$780,000	$—	$—
Warrant liabilities – Private Placement Warrants	948,000	—	948,000	—
	$1,728,000	$780,000	$948,000	$—

The Public Warrants and the Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheets. The warrant liabilities were measured at fair value at inception and remeasured on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The overallotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheets from January 27, 2022 up to its expiration on March 10, 2022. The overallotment liability was measured at fair value at inception. The expiration of the overallotment resulted in a gain of $390,000 which is presented within gain on expiration of overallotment option in the statements of operations.

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

At December 31, 2022, the Company used the quoted price on Nasdaq to establish the fair value of the Public Warrants and transferred the Public Warrants from Level 3 to Level 1 due to the use of observable inputs.

The key inputs into the Black-Scholes model of the overallotment option were as follows at inception date:

Input	January 27, 2022
Risk-free interest rate	0.08%
Expected term (years)	0.13
Expected volatility	3.80%
Exercise price	$10.00
Fair value of overallotment unit	$0.20

The Private Warrants were transferred to a Level 2 from a Level 3 during the year ended December 31, 2022, due to the use of an observable market quote for a similar asset in an active market. At December 31, 2022 the Company’s Public Warrant pricing was used to price the Private Warrants. The key inputs into the Binomial Option Pricing Model of the Private Placement Warrants were as follows at January 27, 2022 (initial measurement date):

Input	January 27, 2022
Risk-free interest rate	1.26%
Expected term (years)	4.5
Expected volatility	15.0%
Exercise price	$11.50
Stock price	$9.62

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private
	Placement	Public	Total Warrant	Overallotment
	Warrants	Warrants	Liabilities	Liability
Fair value at December 31, 2021	$—	$—	$—	$—
Initial measurement at January 27, 2022	6,004,000	4,940,000	10,944,000	390,000
Expiration of overallotment option on March 10, 2022	—	—	—	(390,000)
Change in fair value of warrant liabilities	(5,056,000)	(3,347,500)	(8,403,500)	—
Transfer to Level 1	—	(1,592,500)	(1,592,500)	—
Transfer to Level 2	(948,000)	—	(948,000)	—
Fair value at December 31, 2022	$—	$—	$—	$—

As of December 31, 2021, the Company had no warrant liabilities measured at fair value.

NOTE 9—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

On April 13, 2023, the Company convened an Extraordinary General Meeting (the “Extraordinary General Meeting”) virtually, solely with respect to voting on 1) the proposal to extend the date by which the Company must complete its initial business combination from April 27, 2023 to November 27, 2023 (the “Extension Amendment Proposal”), 2) the proposal to amend the Investment Management Trust Agreement, dated January 24, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”), to allow the Company to extend, on a month to month basis, the date on which the Trustee must liquidate the trust account established by the Company in connection with the IPO (the “trust account”) if the Company has not completed its initial business combination, from April 27, 2023 to up to November 27, 2023 by depositing into the trust account the lesser of $150,000 or $0.0375 per public share that remains outstanding and is not redeemed in connection with the Extension Amendment per calendar month commencing on April 27, 2023 (the “Trust Amendment Proposal”), 3) the proposal to amend our amended and restated memorandum and articles of association to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares on a one-for-one basis prior to the closing of an initial business combination at the election of the holder (the “Founder Share Amendment Proposal”), 4) the proposal to remove the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal” and together with the Extension Limitation Proposal, the Trust Amendment Proposal the Founder Share Amendment Proposal and the Extension Amendment Proposal, the “Proposals”). In connection with the Proposals, holders of public shares were afforded the opportunity to require the Company to redeem their public shares for their pro rate share of the trust account. 7,399,517 out of the 13,000,000 public shares were redeemed at a redemption price of approximately $10.469 per share, leaving 5,600,483 public shares remaining outstanding. Following this redemption, the balance in the trust account was approximately $58.6 million.

The Company also issued a non-interest bearing non-convertible unsecured promissory note to the sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s trust account in connection with the Extension Amendment and the Trust Amendment.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 18th day of April, 2023.

LATAMGROWTH SPAC

By:	/s/ Gerard Cremoux
Name:	Gerard Cremoux
Title:	Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Gerard Cremoux	Chief Executive Officer, Chief Financial Officer and	April 18, 2023
Gerard Cremoux	Director (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Eduardo Cortina	Chairman of the Board	April 18, 2023
Eduardo Cortina

/s/ Zain A. Manekia	Director	April 18, 2023
Zain A. Manekia

/s/ Michael J. McGuinness	Director	April 18, 2023
Michael J. McGuinness

/s/ Carole Philippe	Director	April 18, 2023
Carole Philippe

82