Form 10-Q
period 2023-03-31
LatAmGrowth SPAC
filed 2023-05-31
CIK 1868269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2023

or

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
YES ☒ NO ☐

As of May 30, 2023, there were 5,600,483 Class A ordinary shares, $0.0001 par value, and 3,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LATAMGROWTH SPAC

Form 10-Q for the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LATAMGROWTH SPAC

CONDENSED BALANCE SHEETS

		December 31,
	March 31, 2023	2022
	(Unaudited)
Assets
Current Assets
Cash	$934,612	$1,103,214
Prepaid expenses	88,104	171,080
Total Current Assets	1,022,716	1,274,294
Marketable securities held in Trust Account	135,939,397	134,512,063
Total Assets	$136,962,113	$135,786,357

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$597,538	$487,352
Due to related party	—	319
Total Current Liabilities	597,538	487,671
Warrant liabilities	1,008,000	1,728,000
Deferred underwriting commissions	4,550,000	4,550,000
Total Liabilities	6,155,538	6,765,671

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 13,000,000 shares at redemption value of $10.46 and $10.35 at March 31, 2023 and December 31, 2022, respectively	135,939,397	134,512,063

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 13,000,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,250,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	325	325
Additional paid-in capital	—	—
Accumulated deficit	(5,133,147)	(5,491,702)
Total Shareholders’ Deficit	(5,132,822)	(5,491,377)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$136,962,113	$135,786,357

The accompanying notes are an integral part of these unaudited condensed financial statements.

LATAMGROWTH SPAC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$361,445	$256,459
Loss from operations	(361,445)	(256,459)
Other income (expense):
Gain on change in fair value of warrants	720,000	7,376,500
Gain on expiration of overallotment option	—	390,000
Trust interest income	1,427,334	12,087
Warrant issuance costs	—	(335,231)
Total other income, net	2,147,334	7,443,356

Net income	$1,785,889	$7,186,897

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	13,000,000	9,244,444
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	$0.58
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,250,000	3,250,000
Basic and diluted net income per share, Class B ordinary shares	$0.11	$0.58

The accompanying notes are an integral part of these unaudited condensed financial statements.

LATAMGROWTH SPAC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

					Total
	Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2022	3,250,000	$325	$—	$(5,491,702)	$(5,491,377)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(1,427,334)	(1,427,334)
Net income	—	—	—	1,785,889	1,785,889
Balance as of March 31, 2023 (unaudited)	3,250,000	$325	$—	$(5,133,147)	$(5,132,822)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

					Total
	Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2021	3,737,500	$374	$24,626	$(90,535)	$(65,535)
Excess cash received over fair value of private placement warrants	—	—	1,896,000	—	1,896,000
Forfeiture of 487,500 Class B ordinary shares upon expiration of overallotment option	(487,500)	(49)	49	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	(1,920,675)	(13,321,715)	(15,242,390)
Net income	—	—	—	7,186,897	7,186,897
Balance as of March 31, 2022 (unaudited)	3,250,000	$325	$—	$(6,225,353)	$(6,225,028)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LATAMGROWTH SPAC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,785,889	$7,186,897
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,427,334)	(12,087)
Warrant issuance costs	—	335,231
Unrealized gain on change in fair value of warrants	(720,000)	(7,376,500)
Gain on expiration of overallotment option	—	(390,000)
Changes in operating assets and liabilities:
Prepaid expenses	82,976	(599,181)
Accounts payable and accrued expenses	110,186	19,737
Due to related party	(319)	—
Net cash used in operating activities	(168,602)	(835,903)
Cash flows from investing Activities:
Principal deposited in Trust Account	—	(132,600,000)
Net cash used in investing activities	—	(132,600,000)

Cash flows from financing Activities:
Proceeds from initial public offering, net of underwriters’ discount	—	127,400,000
Proceeds from private placement	—	7,900,000
Payment of Sponsor promissory note	—	(142,350)
Payment of deferred offering costs	—	(306,845)
Net cash provided by financing activities	—	134,850,805

Net change in cash	(168,602)	1,414,902
Cash, beginning of the period	1,103,214	—
Cash, end of the period	$934,612	$1,414,902

Supplemental disclosure of cash flow information:
Deferred offering costs included in accounts payable and accrued offering costs and expenses	$—	$250
Remeasurement of Class A ordinary shares to redemption amount	$1,427,334	$15,242,390
Deferred underwriting commissions payable charged to additional paid in capital	$—	$4,550,000
Deferred offering costs charged to additional paid in capital	$—	$497,620
Forfeiture of 487,500 founder shares on expiration of overallotment option	$—	$49
Initial fair value of warrant liability	$—	$10,944,000
Deferred offering costs charged to accumulated deficit	$—	$82,175

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from May 20, 2021 (inception) through March 31, 2023 relates to the Company’s formation and IPO described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations and on conditions described in the Prospectus. The amount in the Trust Account is $10.46 per public share as of March 31, 2023. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

Ordinary shares subject to redemption are recorded at redemption value and classified as temporary equity following the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

On April 13, 2023, the Company convened an extraordinary general meeting (the “Extraordinary General Meeting”) virtually, to vote on a proposal to 1) the proposal to extend the date by which the Company must complete its Business Combination from April 27, 2023 to November 27, 2023 (the “Extension Amendment Proposal”), 2) the proposal to amend the Investment Management Trust Agreement, dated January 24, 2022 (the “Trust Agreement”), to allow the Company to extend, on a month to month basis, the date on which the Trustee must liquidate the Trust Account established by the Company in connection with the IPO if the Company has not completed its initial business combination, from April 27, 2023 to up to November 27, 2023 by depositing into the Trust Account the lesser of $150,000 or $0.0375 per Public Share that remains outstanding and is not redeemed in connection with the Extension Amendment per calendar month commencing on April 27, 2023 (the “Trust Amendment Proposal”), 3) the proposal to amend the Company's amended and restated memorandum and articles of association to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares on a one-for-one basis prior to the closing of an Business Combination at the election of the holder (the “Founder Share Amendment Proposal”), 4) the proposal to remove the limitation that the Company shall not redeem Public Shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal” and together with the Extension Limitation Proposal, the Trust Amendment Proposal the Founder Share Amendment Proposal and the Extension Amendment Proposal, the “Proposals”). This proposal was passed, which gives the Company an additional 7 months to consummate its Business Combination under the Combination Period. On April 13, 2023, the Company’s shareholders approved the Trust Amendment to the previously entered into to the Trust Agreement (See Note 9).

Additionally, at the Extraordinary General Meeting, holders of Public Shares were afforded the opportunity to require the Company to redeem their Public Shares for their pro rata share of the Trust Account. 7,399,517 of the 13,000,000 Public Shares were redeemed at a redemption price of approximately $10.47 per share for an aggregate redemption amount of approximately $77.5 million, leaving

5,600,483 Public Shares remaining outstanding. Following this redemption, the balance in the Trust Account was approximately $58.6 million (See Note 9).

The Company also issued a non-interest bearing non-convertible unsecured promissory note to the Sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s Trust Account in connection with the Extension Amendment and the Trust Amendment. On April 27, 2023, the Sponsor deposited $150,000 into the Trust Account (See Note 9).

If the Company has not consummated the Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor have the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot provide assurance that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.20 per public share. In such event, the Company may not be able to complete the initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Going Concern Considerations

As of March 31, 2023, the Company had $934,612 cash on hand and working capital of $425,178.

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

Risks and Uncertainties

Management is currently evaluating the impact of the Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on April 19, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022. The Company held cash of $934,612 and $1,103,214 as of March 31, 2023 and December 31, 2022, respectively.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, the Company held $135,939,397 and $134,512,063, respectively, in the Trust Account which consisted entirely of funds which invest only in cash and U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Dividend income from securities in the Trust Account is included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. Unrealized gains and losses resulting from the change in fair value of investments held in Trust Account are included in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Liabilities

The Company assessed its warrants under ASC 480-25, “Distinguishing liabilities from equity” and ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity”. The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (collectively, the “Warrants”) as derivative liabilities. A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Company accounts for Warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.

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

For warrants and over-allotment option that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For warrants and over-allotment that do not meet all the criteria for equity classification, they are required to be recorded as a liability at their initial fair value on the date of issuance, and each condensed balance sheet date thereafter. Changes in the estimated fair value of the warrants and over-allotment option are recognized as a non-cash gain or loss on the condensed statements of operations.

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At March 31, 2023 and March 31, 2022, weighted average shares were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At March 31, 2023 and March 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,428,711	$357,178	$5,317,473	$1,869,424
Denominator:
Weighted average shares outstanding	13,000,000	3,250,000	9,244,444	3,250,000
Basic and diluted net income per share	$0.11	$0.11	$0.58	$0.58

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs consist principally of professional and registration fees incurred through the condensed balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in temporary equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $7,647,620 as a result of the IPO (consisting of $2,600,000 of underwriting fees, $4,550,000 of deferred underwriting fees, and $497,620 of other offering costs). The Company recorded $7,253,390 of offering costs as a reduction of temporary equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $335,231 of offering costs in connection with the Public Warrants, Private Placement Warrants and over-allotment option that were classified as liabilities.

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

As of March 31, 2023 and December 31, 2022, the amount of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$130,000,000

Less:
Fair value of proceeds allocated to Public Warrants	(4,940,000)
Fair value of proceeds allocated to overallotment liability	(390,000)
Class A ordinary shares issuance cost	(7,312,390)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption at initial public offering	17,154,453
Class A ordinary shares subject to possible redemption as of December 31, 2022	134,512,063
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	1,427,334
Class A ordinary shares subject to possible redemption as of March 31, 2023	$135,939,397

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

The sale or allocation of the Founders Shares to the Company’s director nominees and affiliates of its Sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 22,000 shares transferred to the Company’s consultants on April 1, 2022 was $101,640 or $4.62 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Promissory Note—Related Party

On June 2, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and are due at the earlier of June 15, 2022 or the closing of the IPO. At the IPO date, the Company paid $142,350 to the Sponsor in full repayment of the promissory note. As of March 31, 2023 and December 31, 2022, the Company had no outstanding balance under the Promissory Note, respectively.

On April 27, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note to the Sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s Trust Account in connection with the Extension Amendment and the Trust Amendment. On April 27, 2023, the Sponsor deposited $150,000 into the Trust Account (See Note 9).

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7—SHAREHOLDER’S DEFICIT

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no shares of Class A ordinary shares issued or outstanding (excluding 13,000,000 shares subject to possible redemption).

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At March 31, 2023 and December 31, 2022, there were 3,250,000 Class B ordinary shares issued and outstanding, respectively. Of the 3,737,500 Class B ordinary shares outstanding at December 31, 2022, an aggregate of up to 487,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would have collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO. On March 10, 2022, the Sponsor effected a surrender of the 487,500 founder shares to the Company for no consideration upon expiration of the over-allotment option.

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

NOTE 8—FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on March 31, 2023 and December 31, 2022 and indicates the Level 3 fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$455,000	$455,000	$—	$—
Warrant liabilities – Private Placement Warrants	553,000	—	553,000	—
	$1,008,000	$455,000	$553,000	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$780,000	$780,000	$—	$—
Warrant liabilities – Private Placement Warrants	948,000	—	948,000	—
	$1,728,000	$780,000	$948,000	$—

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

The Company used a Binomial Option Pricing Model to value the Private Placement Warrants and a Black-Scholes model to value the overallotment option at the initial measurement date. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant), first to the warrants and overallotment option based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) based on their fair values at the initial measurement date. The Public Warrants, the Private Placement Warrants and overallotment option were classified within Level 3 of the fair value hierarchy at the initial measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

At March 31, 2023 and December 31, 2022, the Company used the quoted price on Nasdaq to establish the fair value of the Public Warrants and transferred the Public Warrants from Level 3 to Level 1 due to the use of observable inputs.

The Private Warrants were transferred to a Level 2 from a Level 3 during the year ended December 31, 2022, due to the use of an observable market quote for a similar asset in an active market. At March 31, 2023 and December 31, 2022 the Company’s Public Warrant pricing was used to price the Private Warrants.

NOTE 9—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 13, 2023, the Company convened an extraordinary general meeting (the “Extraordinary General Meeting”) virtually, to vote on a proposal to 1) the proposal to extend the date by which the Company must complete its Business Combination from April 27, 2023 to November 27, 2023 (the “Extension Amendment Proposal”), 2) the proposal to amend the Investment Management Trust Agreement, dated January 24, 2022 (the “Trust Agreement”), to allow the Company to extend, on a month to month basis, the date on which the Trustee must liquidate the Trust Account established by the Company in connection with the IPO if the Company has not completed its initial business combination, from April 27, 2023 to up to November 27, 2023 by depositing into the Trust Account the lesser of $150,000 or $0.0375 per Public Share that remains outstanding and is not redeemed in connection with the Extension Amendment per calendar month commencing on April 27, 2023 (the “Trust Amendment Proposal”), 3) the proposal to amend the Company's amended and restated memorandum and articles of association to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares on a one-for-one basis prior to the closing of an Business Combination at the election of the holder (the “Founder Share Amendment Proposal”), 4) the proposal to remove the limitation that the Company shall not redeem Public Shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal” and together with the Extension Limitation Proposal, the Trust Amendment Proposal the Founder Share Amendment Proposal and the Extension Amendment Proposal, the “Proposals”). This proposal was passed, which gives the Company an additional 7 months to consummate its Business Combination under the Combination Period. On April 13, 2023, the Company’s shareholders approved the Trust Amendment to the previously entered into to the Trust Agreement (See Note 1).

Additionally, at the Extraordinary General Meeting, holders of Public Shares were afforded the opportunity to require the Company to redeem their Public Shares for their pro rata share of the Trust Account. 7,399,517 of the 13,000,000 Public Shares were redeemed at a redemption price of approximately $10.47 per share for an aggregate redemption amount of approximately $77.5 million, leaving 5,600,483 Public Shares remaining outstanding. Following this redemption, the balance in the Trust Account was approximately $58.6 million (See Note 1).

On April 27, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note to the Sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s Trust Account in connection with the Extension Amendment and the Trust Amendment. On April 27, 2023, the Sponsor deposited $150,000 into the Trust Account (See Note 5).

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

As indicated in the accompanying unaudited condensed financial statements, at March 31, 2023, we had $934,612 in cash and working capital of $425,178. Transaction costs related to our IPO amounted to $7,647,620 consisting of $2,600,000 of underwriting discount, $4,550,000 of deferred underwriting discount, and $497,620 of other offering costs. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

As of March 31, 2023, we have not commenced any operations. All activity for the period from May 20, 2021 (inception) through March 31, 2023, relates to our formation and IPO, and, since the completion of our IPO, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the trust account.

For the three months ended March 31, 2023, we had a net income of $1,785,889, which consisted of unrealized gain on change in fair value of warrants of $720,000 and trust interest income of $1,427,334, partially offset by formation and operating costs of $361,445.

For the three months ended March 31, 2022, we had a net income of $7,186,897, which consisted of unrealized gain on change in fair value of warrants of $7,376,500, gain on expiration of overallotment option of $390,000, and trust interest income of $12,087, offset by formation and operating costs of $256,459 and warrant issuance costs of $335,231.

Liquidity and Capital Resources; Going Concern

As of March 31, 2023, we had $934,612 cash on hand and working capital of $425,178.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2023 and December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Offering Costs

Deferred offering costs consist of legal and accounting expenses incurred through the condensed balance sheet date that are directly related to our IPO. Deferred offering costs, other than the underwriting discount, were allocated to the Units issued in our IPO and the

Private Placement Warrants based on a relative fair value basis, compared to total proceeds received. The underwriting discount was allocated to the Units based on a relative fair value basis, compared to total proceeds received. Upon completion of our IPO, offering costs associated with warrant liabilities were expensed, and presented as non-operating expenses in the condensed statements of operations and offering costs associated with the Class A ordinary shares were applied against Class A ordinary shares subject to possible redemption which are classified as temporary equity.

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

For issued or modified warrants and over-allotment option that meet all of the criteria for equity classification, the warrants and over-allotment option are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and over-allotment option that do not meet all the criteria for equity classification, the warrants and over-allotment option are required to be recorded as a liability at their initial fair value on the date of issuance, and each condensed balance sheet date thereafter. Changes in the estimated fair value of the warrants and over-allotment option are recognized as a non-cash gain or loss on the condensed statements of operations.

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

Net Income Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At March 31, 2023 and March 31, 2022, weighted average shares were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At March 31, 2023 and March 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to material weaknesses in our internal control over financial reporting, as defined in the SEC guidelines for public companies. The material weaknesses identified relate to ineffective controls over recording of accounting transactions in the proper period, controls over accounting for complex financial instruments,  including those requiring them to apply complex accounting principles as a means of differentiating between liability, temporary equity and permanent equity classification, controls over timely reconciliation of accrued legal expenses.

In light of these material weaknesses, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

PART II.OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report for the year ended December 31, 2022 filed with the SEC on April 19, 2023 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report.

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

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATAMGROWTH SPAC

Date: May 30, 2023	By:	/s/ Gerard Cremoux
Name: Gerard Cremoux
Title: Chief Executive Officer, Chief Financial Officer and Director