Form 10-Q
period 2023-06-30
Chenghe Acquisition I Co.
filed 2024-02-20
CIK 1868269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-41246

Chenghe Acquisition I Co.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1605340
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

38 Beach Road #29-11 South Beach Tower Singapore	189767
(Address of principal executive offices)	(Zip Code)

(+65) 9851 8611

(Registrant’s telephone number, including area code)

LatAmGrowth SPAC

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	LATGU	The Nasdaq Stock Market LLC
Class A ordinary shares	LATG	The Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☐ NO ☒

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

As of February 20, 2024, there were 5,000,000 Class A ordinary shares, $0.0001 par value, and 2,191,873 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CHENGHE ACQUISITION I CO.

Form 10-Q for the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHENGHE ACQUISITION I CO.

CONDENSED BALANCE SHEETS

		December 31,
	June 30, 2023	2022
	(Unaudited)
Assets
Current Assets
Cash	$523,067	$1,103,214
Prepaid expenses	35,000	171,080
Total Current Assets	558,067	1,274,294
Marketable securities held in Trust Account	59,781,445	134,512,063
Total Assets	$60,339,512	$135,786,357

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$574,622	$487,352
Promissory Note - Related Party	300,000	—
Due to related party	—	319
Total Current Liabilities	874,622	487,671
Warrant liabilities	418,390	1,728,000
Deferred underwriting commissions	4,550,000	4,550,000
Total Liabilities	5,843,012	6,765,671

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 5,600,483 and 13,000,000 shares at redemption value of $10.67 and $10.35 at June 30, 2023 and December 31, 2022, respectively	59,781,445	134,512,063

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 5,600,483 and 13,000,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,250,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	325	325
Additional paid-in capital	—	—
Accumulated deficit	(5,285,270)	(5,491,702)
Total Shareholders’ Deficit	(5,284,945)	(5,491,377)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$60,339,512	$135,786,357

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION I CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$291,733	$405,901	$653,178	$662,360
Loss from operations	(291,733)	(405,901)	(653,178)	(662,360)
Other income:
Gain on change in fair value of warrants	589,610	1,839,500	1,309,610	9,216,000
Gain on expiration of overallotment option	—	—	—	390,000
Trust interest income	863,072	175,757	2,290,406	187,844
Warrant issuance costs	—	—	—	(335,231)
Total other income, net	1,452,682	2,015,257	3,600,016	9,458,613

Net income	$1,160,949	$1,609,356	$2,946,838	$8,796,253

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	7,048,215	13,000,000	9,991,405	11,071,429
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	$0.10	$0.22	$0.61
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,250,000	3,250,000	3,250,000	3,250,000
Basic and diluted net income per share, Class B ordinary shares	$0.11	$0.10	$0.22	$0.61

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION I CO.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

					Total
	Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2022	3,250,000	$325	$—	$(5,491,702)	$(5,491,377)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(1,427,334)	(1,427,334)
Net income	—	—	—	1,785,889	1,785,889
Balance as of March 31, 2023 (unaudited)	3,250,000	325	—	(5,133,147)	(5,132,822)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(1,313,072)	(1,313,072)
Net income	—	—	—	1,160,949	1,160,949
Balance as of June 30, 2023 (unaudited)	3,250,000	$325	$—	$(5,285,270)	$(5,284,945)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

					Total
	Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2021	3,737,500	$374	$24,626	$(90,535)	$(65,535)
Excess cash received over fair value of private placement warrants	—	—	1,896,000	—	1,896,000
Forfeiture of 487,500 Class B ordinary shares upon expiration of overallotment option	(487,500)	(49)	49	—	—
Remeasurement of Class A ordinary shares to redemption amount	—	—	(1,920,675)	(13,321,715)	(15,242,390)
Net income	—	—	—	7,186,897	7,186,897
Balance as of March 31, 2022 (unaudited)	3,250,000	325	—	(6,225,353)	(6,225,028)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(187,844)	(187,844)
Net income	—	—	—	1,609,356	1,609,356
Balance as of June 30, 2022 (unaudited)	3,250,000	$325	$—	$(4,803,841)	$(4,803,516)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION I CO.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$2,946,838	$8,796,253
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,290,406)	(187,844)
Warrant issuance costs	—	335,231
Unrealized gain on change in fair value of warrants	(1,309,610)	(9,216,000)
Gain on expiration of overallotment option	—	(390,000)
Changes in operating assets and liabilities:
Prepaid expenses	136,080	(457,488)
Accounts payable and accrued expenses	87,270	126,723
Due to related party	(319)	—
Net cash used in operating activities	(430,147)	(993,125)

Cash flows from investing Activities:
Cash withdrawn from Trust Account in connection with redemption	77,471,024	—
Principal deposited in Trust Account	(450,000)	(132,600,000)
Net cash provided by (used in) investing activities	77,021,024	(132,600,000)

Cash flows from financing Activities:
Proceeds from initial public offering, net of underwriters’ discount	—	127,400,000
Proceeds from private placement	—	7,900,000
Redemption of ordinary shares	(77,471,024)	—
Proceeds from Sponsor promissory note	300,000	—
Payment of Sponsor promissory note	—	(142,350)
Payment of deferred offering costs	—	(306,845)
Net cash (used in) provided by financing activities	(77,171,024)	134,850,805

Net change in cash	(580,147)	1,257,680
Cash, beginning of the period	1,103,214	—
Cash, end of the period	$523,067	$1,257,680

Supplemental disclosure of cash flow information:
Deferred offering costs included in accounts payable and accrued offering costs and expenses	$—	$250
Remeasurement of Class A ordinary shares to redemption amount	$2,740,406	$15,430,234
Deferred underwriting commissions payable charged to additional paid in capital	$—	$4,550,000
Deferred offering costs charged to additional paid in capital	$—	$497,620
Forfeiture of 487,500 founder shares on expiration of overallotment option	$—	$49
Initial fair value of warrant liability	$—	$10,944,000
Deferred offering costs charged to accumulated deficit	$—	$82,175

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BUSINESS OPERATION

Chenghe Acquisition I Co. (f/k/a LatAmGrowth SPAC) (the “Company”) was incorporated as a Cayman Islands exempted company on May 20, 2021. On October 25, 2023, shareholder of the Company approved to change the name of the Company from LatAmGrowth SPAC to Chenghe Acquisition I Co. as a result of the Sponsor Sale (see details of such Sponsor Sale below). The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from May 20, 2021 (inception) through June 30, 2023 relates to the Company’s formation, its initial public offering (the “IPO”), the search for a Business Combination target and the negotiation of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on January 24, 2022. On January 27, 2022, the Company consummated the IPO of 13,000,000 units, (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $130,000,000, which is discussed in Note 3. Each Unit consists of one Public Share and one-half of one redeemable warrant (the “Public Warrant”). On September 8, 2023, BofA Securities, Inc. (“BofA”) delivered a letter to the Company to waive its entitlement to the payment of $2,275,000 deferred underwriting fee to be paid under the terms of the underwriting agreement (the “Underwriting Agreement”) dated January 24, 2022 entered into in connection with the IPO by and among the Company, BofA and Banco BTG Pactual S.A. (“BTG Pactual”). On September 19, 2023, BTG Pactual delivered a letter to the Company to waive its entitlement to the payment of $2,275,000 deferring underwriting fee with respect to the Business Combination.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,900,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant in a private placement to LatAmGrowth Sponsor LLC, a Delaware limited liability company (the “Old Sponsor”), generating gross proceeds of $7,900,000, which is discussed in Note 4.

Transaction costs amounted to $7,647,620 consisting of $2,600,000 of underwriting discount, $4,550,000 of deferred underwriting discount, and $497,620 of other offering costs. In addition, $2,494,203 of cash was held outside of the Trust Account (as defined below) and was available for working capital purposes at the consummation of the IPO.

The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the IPO on January 27, 2022, an amount of $132,600,000 ($10.20 per Unit) from the net proceeds of the sale of the public units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company has not completed its initial Business Combination within the time frame to consummate the business combination period (the “Combination Period”) as defined in its amended and restated memorandum and articles of association (as amended from time to time, the “MAA”) or during any extended time that the Company has to consummate a Business Combination as a result of a shareholder vote to amend its MAA or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the Company’s MAA to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations and on conditions described in the Company’s IPO Prospectus. The amount in the Trust Account is $10.67 per public share as of June 30, 2023. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

Ordinary shares subject to redemption are recorded at redemption value and classified as temporary equity following the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

On April 13, 2023, the Company convened an extraordinary general meeting (the “First Extraordinary General Meeting”) virtually. At the First Extraordinary General Meeting, the shareholders approved (1) the proposal to amend the Company’s MAA to extend the date (the “Termination Date”) by which the Company must (i) consummate its Business Combination, (ii) cease its operations except for the purpose of winding up if it fails to consummate a Business Combination, and (iii) redeem all of the Company’s Public Shares from April 27, 2023 to November 27, 2023 (the “First Extension Amendment” and such proposal, the “First Extension Amendment Proposal”); (2) the proposal to amend the Investment Management Trust Agreement, dated January 24, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, to allow the Company to extend, on a month to month basis, the date on which the Trustee must liquidate the Trust Account established by the Company in connection with the IPO if the Company has not completed its initial Business Combination, from April 27, 2023 to up to November 27, 2023 by depositing into the Trust Account the lesser of $150,000 or $0.0375 per Public Share that remains outstanding and is not redeemed in connection with the First Extension Amendment Proposal per calendar month commencing on April 27, 2023 (the “First Trust Amendment”); (3) the proposal to amend the Company’s MAA to provide for the right of a holder of the Company’s Class B ordinary shares (par value $0.0001, the “Class B ordinary shares” or “founder shares”) to convert into Class A ordinary shares on a one-for-one basis prior to the closing of a Business Combination at the election of the holder (the “Founder Share Amendment Proposal”); and (4) the proposal to amend the Company’s MAA to remove the limitation that the Company shall not redeem Public Shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 . The approval of the First Extension Amendment Proposal gives the Company an additional 7 months to consummate its Business Combination under the Combination Period.

Additionally, at the First Extraordinary General Meeting, holders of Public Shares were afforded the opportunity to require the Company to redeem their Public Shares for their pro rata share of the Trust Account. 7,399,517 of the 13,000,000 Public Shares were redeemed at a redemption price of approximately $10.47 per share for an aggregate redemption amount of approximately $77.5 million, leaving 5,600,483 Public Shares remaining outstanding. Following this redemption, the balance in the Trust Account was approximately $58.6 million.

On April 13, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note to the Old Sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s Trust Account in connection with the First Extension Amendment and the First Trust Amendment (“April 2023 Note”). On each of April 27, 2023, May 30, 2023 and June 28, 2023, the Old Sponsor deposited $150,000 into the Trust Account. The April 2023 Note was terminated on October 4, 2023 and all amounts outstanding under the April 2023 Note are forgiven without any further liability of the Company or the Old Sponsor. The amounts forgiven are booked as a capital transaction at October 4, 2023.

On June 15, 2023, the Company received a written notice from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“NASDAQ”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1,000,000, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in the Nasdaq Listing Rule 5452(b)(C) (the “Rule”), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1,000,000 (the “Notice”). The Company has been given 45 calendar days from the date of the Notice to submit a plan to regain compliance with the Rule. The Company did not submit such plan. On August 16, 2023, the Staff notified the Company that NASDAQ determined to commence proceedings to delist the Company’s Public Warrants, each whole warrant exercisable to purchase one Class A ordinary share at a price of $11.50 per share, and listed to trade on NASDAQ under the symbol “LATGW”, from NASDAQ and that trading in the Public Warrants would be suspended at the opening of business on August 25, 2023, due to the Company’s failure to maintain a minimum of $1,000,000 in aggregate market value of its outstanding warrants for continued listing under NASDAQ Listing Rule 5452(b)(C). The Company did not appeal the Staff’s delisting determination. As a result, a Form 25-NSE was filed by NASDAQ on September 8, 2023 with the Securities and Exchange Commission (the “SEC”) to remove the Company’s Public Warrants from listing and registration on NASDAQ.

The Company’s Sponsor is Chenghe Investment I Limited, an exempted company incorporated with limited liability under the laws of Cayman Islands (the “New Sponsor” and “Sponsor” means each of the Old Sponsor and the New Sponsor, unless the context indicates otherwise) and the Old Sponsor. On September 29, 2023, the Company, the Old Sponsor and the New Sponsor entered into a securities purchase agreement (the “SPA”), and on October 6, 2023, the Old Sponsor and the New Sponsor consummated the transactions contemplated by the SPA (the “Sponsor Sale”) pursuant to which the New Sponsor acquired an aggregate of (i) 2,650,000 Class B ordinary shares, par value $0.0001 per share of the Company and (ii) 7,900,000 Private Placement Warrants held by the Old Sponsor for an aggregate purchase price of $1.00 plus New Sponsor’s agreement to deposit into the Trust Account (a) on the closing of the Sponsor Sale, $450,000 for due and payable extension contribution payments which was provided to the Company in the form of a promissory note from the New Sponsor incurred prior to the date of the SPA and (b) on any other applicable due date, other extension payments that may become due after the Sponsor Sale, and in accordance with the terms of the Trust Agreement. Prior to the Sponsor Sale closing, the Old Sponsor and the Company shall take all actions necessary to ensure that the Company has fully satisfied, discharged and/or paid all of the Company’s Liabilities (as defined in the SPA) incurred on or prior to the closing date of the Sponsor Sale. Following the completion of the Sponsor Sale, the Old Sponsor owns 600,000 Class B ordinary shares and no Private Placement Warrants. The Old Sponsor, the New Sponsor and the Company further agreed that after the completion of the Sponsor Sale, to the extent that the New Sponsor transfers any Class B ordinary shares (the “Committed Shares”) for the purpose of securing further extension of the period of time that the Company can consummate its initial Business Combination (“Further Extension”), or reducing the number of holder of Class A ordinary shares electing to exercise its redemption rights in connection with any Further Extension, if the number of Class B ordinary shares so transferred by the New Sponsor is less than 1,000,000 Class B ordinary shares, the New Sponsor shall transfer to the Old Sponsor, at the closing of the Business Combination, a number of additional Class B ordinary shares equal to the product of (i) 1,000,000 minus the number of Committed Shares and (ii) 0.5, rounded down to the nearest whole number (the “Earnout Shares”), provided that the number of Earnout Shares shall not exceed 250,000 Class B ordinary shares in the aggregate; provided further that, if the New Sponsor uses only cash or other arrangements (excluding the use of Class B ordinary shares) to secure the Further Extension, the amount of the Earnout Shares shall be 100,000 Class B ordinary shares. For the avoidance of doubt, if the New Sponsor uses a combination of cash or other arrangements and Class B ordinary shares to secure the Further Extension, the Old Sponsor shall be entitled to receive Earnout Shares based on the number of Class B ordinary shares transferred, in accordance with the formula described above.

The Company analyzed the SPA entered into during September 2023 under SAB Topic 5, Miscellaneous Accounting, section T, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s) and concluded that the SPA provides the Company with a benefit in the form of the right to receive additional extension contributions from the New Sponsor. The right to receive the additional extension contributions required the New Sponsor, who is a principal shareholder, to provide or cause to provide consideration in the form of a transfer of Class B ordinary shares of the Company. As a result, the Company determined that an expense in the full amount of the fair value of the Class B ordinary shares transferred should be recorded. During October 2023, the Company recorded an expense under SAB Topic 5T of $2,851,750 with a corresponding increase to additional paid-in capital. The estimated fair value of the earnout provision at the closing of the Sponsor Sale on October 6, 2023 is nominal to zero. As a result, the Company will not record an expense during October 2023.

In connection with the Sponsor Sale, previous management of the Company, Gerard Cremoux, former chief executive officer, chief financial officer and director, and Gerardo Mendoza, former chief investment officer, and former directors of the Company Michael McGuiness, Eduardo Cortina, Carole Philippe, Miguel Olea, Zain Manekia and Hector Martinez resigned from their respective position as a director (and/or officer, as the case may be), effective upon the closing of the Sponsor Sale. On October 6, 2023, Shibin Wang, Ning Ma, Kwan Sun and James Zhang were appointed as directors of the Company, and Zhiyang Zhou was appointed as chief executive officer and chief financial officer of the Company.

On October 25, 2023, the Company held an extraordinary general meeting (the “Second Extraordinary General Meeting”) at which the shareholders approved (1) the proposal to amend the MAA to extend (the “Second Extension”) the Termination Date from October 27, 2023 to January 27, 2024 for a deposit of the lesser of (a) $240,000 in the aggregate and (b) $0.06 for each of the Class A ordinary share not elected to be redeemed immediately after the Second Extraordinary General Meeting; and to allow the Company, without the need for any further approval of the Company’s shareholders, by resolutions of the board of directors of the Company, to further extend the Termination Date for up to 9 times, each time by one month, from January 27, 2024 up to October 27, 2024, for the deposit of the lesser of (a) $80,000 and (b) $0.02 for each of the Class A ordinary share not elected to be redeemed immediately after the Second Extraordinary General Meeting (the “Second Extension Amendment” and such proposal, the “Second Extension Amendment Proposal”; the deposits in relation to the extension, collectively, the “Extension Contributions”); (2) the proposal to amend the Trust Agreement to reflect the Second Extension, and to allow the Company to maintain any remaining amount in its Trust Account in an interest bearing demand deposit account at a bank; and (3) the proposal to change the Company’s name from LatAmGrowth SPAC to Chenghe Acquisition I Co.

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,658,610 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $18.1 million, leaving approximately $43.0 million in the Trust Account.

On October 25, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note (the “October 2023 Note”) to the New Sponsor, for a principal amount of up to $1,960,000. The initial principal balance outstanding under the October 2023 Note is $480,600, of which $450,000 represents drawdown to pay Extension Contributions to the Trust Account for the months of July through September 2023 and $30,600 represents working capital, as of October 25, 2023. On each of October 30, 2023 and November 29, 2023, the Company deposited $80,000 as Extension Contributions into the Trust Account. On January 3, 2024, $76,512 was deposited as Extension Contribution into the Trust Account by FST (as defined below) pursuant to the Business Combination Agreement (as defined below), whereunder FST agreed to bear all of the fees and costs relating to the extension of the Company’s Termination Date not exceeding $80,000 per month. On February 2, 2024, $78,837 was deposited as Extension Contribution into the Trust Account by FST pursuant to the Business Combination Agreement. The Extension Contributions loaned by the Sponsor will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account. If the Business Combination Agreement is terminated by FST due to the Company’s shareholders’ failure to approve the FST Business Combination (as defined below) or the Company’s material breach of its obligations as described in the Business Combination Agreement, the Company shall pay and reimburse FST the Extension Contribution(s) FST has deposited in the Trust Account with funds held outside of the Trust Account. As of the date hereof, on top of the initial principal balance, additional $160,000 has been drawn from the October 2023 Note to pay Extension Contribution by the Company and $415,738 has been drawn for working capital purposes.

On November 6, 2023, pursuant to the Trust Agreement (as amended on October 25, 2023), the Company instructed Continental Stock Transfer & Trust Company to hold all funds in the Trust Account uninvested in an interest-bearing bank deposit account.

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

The Sponsor and each member of the management team have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s MAA (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

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

On November 8, 2023, the New Sponsor notified the Company that it elected to convert 1,058,127 Class B ordinary shares held by itself to the same number of Class A ordinary shares, pursuant to the Founder Share Amendment Proposal. On November 16, 2023, 1,058,127 Class B ordinary shares held by the New Sponsor were converted into the same number of Class A ordinary shares. As of the date hereof, there were 5,000,000 Class A ordinary shares and 2,191,873 Class B ordinary shares of the Company, issued and outstanding.

Business Combination Agreement and Ancillary Agreements

Business Combination Agreement

On December 22, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with FST Corp., a Cayman Islands exempted company limited by shares (“CayCo”), FST Merger Ltd., a Cayman Islands exempted company limited by shares and a direct wholly owned subsidiary of CayCo, (“Merger Sub”) and Femco Steel Technology Co., Ltd., a company limited by shares incorporated and in existence under the laws of Taiwan with uniform commercial number of 04465819 (“FST” and together with CayCo and Merger Sub, the “FST Parties”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company with the Company being the surviving company and as a direct, wholly owned subsidiary of CayCo (the “Merger”), and the Company will change its name to “FST Ltd.” (the “FST Business Combination”). Under the Business Combination Agreement, FST agreed to bear all of the fees and costs relating to the extension of the Company’s Termination Date not exceeding $80,000 per month. The Extension Contributions loaned to the Company will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account. If the Business Combination Agreement is terminated by FST due to the Company’s shareholders’ failure to approve the FST Business Combination or the Company’s material breach of its obligations as described in the Business Combination Agreement, the Company shall pay and reimburse FST the Extension Contribution(s) FST has deposited in the Trust Account with funds held outside of the Trust Account.

Pursuant to the Business Combination Agreement, at the time when the Merger becomes effective, (i) each outstanding Unit of the Company will be automatically separated (“Unit Separation”) and the holder thereof will be deemed to hold one Class A ordinary share and one-half of one Public Warrant of the Company; (ii) each then issued and outstanding Class B ordinary share of the Company will be automatically converted into one Class A ordinary share of the Company (the “SPAC Class B Conversion”) and each Class B ordinary share of the Company will no longer be issued and outstanding and will automatically be cancelled and cease to exist; (iii) each Class A ordinary share of the Company (which for the avoidance of doubt, includes the Class A ordinary shares (A) issued in connection with the SPAC Class B Conversion; and (B) held as a result of Unit Separation) will convert into the right to receive one ordinary share of CayCo; and (iv) each warrant of the Company that is outstanding and unexercised will automatically convert into the right to receive a warrant of CayCo, which shall be on the same terms and conditions as the applicable warrant of the Company.

Under the Business Combination Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the FST Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) the accuracy of representations and warranties to various standards, from no material qualifier to a material adverse effect qualifier, (ii) material compliance with pre-closing covenants, (iii) no material adverse effect for FST, (iv) FST’s Company Acquisition Percentage (as defined in the Business Combination Agreement) reaching at least 90%, (v) the consummation of the FST Restructuring (as defined in the Business Combination Agreement), (vi) the delivery of customary closing certificates, (vii) the receipt of Taiwan DIR Approval and such approval being effective, (viii) the absence of a legal prohibition on consummating the transactions, (ix) approval by the SPAC’s and the Company’s shareholders, (x) approval of a listing application on the applicable stock exchange for newly issued shares, and (xi) SPAC having at least US$5,000,001 of net tangible assets remaining after redemption.

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the closing of the FST Business Combination, including, among others, the following:

Sponsor Support Agreement

Concurrently with the extension of the Business Combination Agreement, the Company, the New Sponsor, the Old Sponsor and FST entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which each Sponsor has agreed to, among other things, vote in favor of the transaction contemplated under the Business Combination Agreement, from the date when FST received the Taiwan DIR Approval (as defined therein) until the closing of the FST Business Combination or, if earlier, until termination of the Business Combination Agreement.

Company Shareholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, FST, CayCo, certain shareholders of FST listed thereto and certain shareholders of CayCo listed thereto entered into a company shareholder support agreement (the “Company Support Agreement”), pursuant to which each signatory shareholders of FST and CayCo has agreed to, among other things, vote to the transactions contemplated under the Business Combination Agreement, and to not transfer any Subject Shares (as defined therein) until termination of the Company Support Agreement.

Lock-up Agreement

At the closing of the FST Business Combination, CayCo, the New Sponsor, certain shareholder of FST (the “Company Holders”) listed thereto and certain person listed thereto (the “Sponsor Key Holders”, and together with the Company Holders, the “Holders”) will enter into a lock-up agreement (the “Lock-up Agreement”), pursuant to which, each Holder agrees to not to transfer any Lock-Up Shares (as defined therein) for a period of six (6) months after the closing date of the FST Business Combination, with certain exceptions and carveouts.

Investor Rights Agreement

At the closing of the FST Business Combination, CayCo, the Company, FST and other parties listed thereto will enter into an investor rights agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, (i) CayCo will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and certain holders have been granted customary demand and piggyback registration rights, and (ii) each party to the Investor Rights Agreement agrees to cause (x) the board of CayCo to be comprised of five (5) directors (subject to increase by unanimous resolutions of the board from time to time), (y) one (1) of such directors should be nominated by the New Sponsor and (z) as long as the Sponsor Parties (as defined therein) beneficially own any ordinary shares of CayCo, CayCo shall take all necessary actions to cause the individuals nominated by the New Sponsor for election as directors to be elected as directors.

Liquidity and Going Concern Considerations

As of June 30, 2023, the Company had $523,067 cash on hand and working capital deficit of $316,555.

On January 27, 2022, the Company consummated its IPO of 13,000,000 Units, at $10.00 per Unit, generating gross proceeds of $130.0 million. Simultaneously with the closing of the Company’s IPO, it consummated the sale of 7,900,000 Private Placement Warrants at a price of $1.00 per warrant in a private placement to the Old Sponsor, generating gross proceeds of $7.9 million. Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. At the consummation of the IPO, cash of $2,494,203 in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes.

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

The Company can raise additional capital through Working Capital Loans (as defined below) from the Sponsor, an affiliate of the Sponsor, certain of the Company’s officers and directors, or through loans from third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide assurance that new financing will be available to it on commercially acceptable terms, if at all.

On April 13, 2023, at the First Extraordinary General Meeting, in connection with the approval of the First Extension Amendment Proposal, the Company has agreed to contribute into the Trust Account the lesser of an aggregate of $150,000 and $0.0375 per share for each Public Share that was not redeemed at the First Extraordinary General Meeting for each monthly period commencing April 27, 2023, until the earlier of the completion of the initial Business Combination and November 27, 2023. The Company issued the April 2023 Note, a non-interest bearing non-convertible unsecured promissory note, to the Old Sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s Trust Account in connection with the First Extension Amendment and Frist Trust Amendment. The April 2023 Note was terminated on October 4, 2023 and all amounts outstanding under the April 2023 Note are forgiven without any further liability of the Company or the Old Sponsor.

On October 25, 2023, at the Second Extraordinary General Meeting, in connection with the approval of the Second Extension Amendment Proposal, the Company has agreed to contribute into the Trust Account the lesser of 80,000 and $0.02 for each Public Share that was not redeemed at the Second Extraordinary General Meeting for each monthly period commencing October 27, 2023 until the earlier of the completion of the initial Business Combination and October 27, 2024. On October 25, 2023, the Company issued the October 2023 Note, a non-interest bearing non-convertible unsecured promissory note, to the New Sponsor for a principal amount of up to $1,960,000. The initial principal balance outstanding under the October 2023 Note is $480,600, of which $450,000 represents drawdown to pay Extension Contributions to the Trust Account for the months of July through September 2023 and $30,600 represents working capital, as of October 25, 2023.

If a Business Combination is not consummated by the required date and the Company is unable to obtain the funding to further extend the Termination Date, there will be a mandatory liquidation and subsequent dissolution.

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

Risks and Uncertainties

Management is currently evaluating the impact of the Israel-Hamas conflict and the Russia-Ukraine war and has concluded that while it is reasonably possible that the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed by the Company with the SEC on April 19, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022. The Company held cash of $523,067 and $1,103,214 as of June 30, 2023 and December 31, 2022, respectively.

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, the Company held $59,781,445 and $134,512,063, respectively, in the Trust Account which consisted entirely of funds which invest only in cash and U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Dividend income from securities in the Trust Account is included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. Unrealized gains and losses resulting from the change in fair value of investments held in Trust Account are included in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

On November 6, 2023, pursuant to the Trust Agreement (as amended on October 25, 2023), the Company instructed Continental Stock Transfer & Trust Company to hold all funds in the Trust Account uninvested in an interest-bearing bank deposit account. As at the date hereof, all funds in the Trust Account are held in cash.

Warrant Liabilities

The Company assessed its warrants under ASC 480-25, “Distinguishing liabilities from equity” and ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity”. The Company accounts for the Public Warrants and Private Placement Warrants (collectively, the “Warrants”) as derivative liabilities. A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 “Derivatives and Hedging” (“ASC 815”), the Company accounts for Warrants for the Company’s ordinary shares that are not indexed to its own stock as derivative liabilities at fair value on the balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.

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

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgement and considers factors specific to the investment. The categorization of an investment within the hierarchy is based on the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

See Note 8 for additional information on assets and liabilities measured at fair value.

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

The Company accounts for warrants and over-allotment as either equity-classified or liability-classified instruments based on an assessment of the warrant and over-allotment option’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board Accounting Standards Codification 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants and over-allotment option are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants and over-allotment option meet all of the requirements for equity classification under ASC 815, including whether the warrants and over-allotment option are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment is conducted at the time of warrant and over-allotment option issuance and as of each subsequent quarterly period end date while the warrants and over-allotment option are outstanding.

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

The Company accounted for the Public Warrants (see Note 3), Private Placement Warrants (see Note 4) and over-allotment option (Note 6) in accordance with the guidance contained in ASC 815-40. The Warrants and over-allotment are not considered indexed to the Company’s own ordinary shares, and as such, they do not meet the criteria for equity treatment and are recorded as liabilities.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A and Class B. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average number of ordinary shares outstanding for the respective period. The Company did not consider the effect of the warrants issued in connection with the IPO and the private placement in the calculation of diluted (loss) income per ordinary share because their exercise is contingent upon future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share. Remeasurement associated with the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

At June 30, 2023 and June 30, 2022, weighted average shares were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At June 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$794,567	$366,382	$1,287,485	$321,871	$2,223,560	$723,278	$6,800,096	$1,996,157
Denominator:
Weighted average shares outstanding	7,048,215	3,250,000	13,000,000	3,250,000	9,991,405	3,250,000	11,071,429	3,250,000
Basic and diluted net income per share	$0.11	$0.11	$0.10	$0.10	$0.22	$0.22	$0.61	$0.61

Offering Costs associated with the IPO

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs consist principally of professional and registration fees incurred through the condensed balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in temporary equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $7,647,620 as a result of the IPO (consisting of $2,600,000 of underwriting fees, $4,550,000 of deferred underwriting fees, and $497,620 of other offering costs). The Company recorded $7,312,389 of offering costs as a reduction of temporary equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $335,231 of offering costs in connection with the Public Warrants, Private Placement Warrants and over-allotment option that were classified as liabilities.

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

At June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. On April 13, 2023, in connection with First Extension Amendment Proposal, holders of 7,399,517 shares of Class A ordinary shares exercised the right to redeem such shares for a payment of approximately $77.5 million or approximately $10.47 per share. On October 25, 2023, in connection with the Second Extension Amendment Proposal, holders of the holders of 1,658,610 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $18.1 million, leaving approximately $43.0 million in the Trust Account.

As of June 30, 2023 and December 31, 2022, the amount of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$130,000,000

Less:
Fair value of proceeds allocated to Public Warrants	(4,940,000)
Fair value of proceeds allocated to overallotment liability	(390,000)
Class A ordinary shares issuance cost	(7,312,390)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption at initial public offering	17,154,453
Class A ordinary shares subject to possible redemption as of December 31, 2022	134,512,063
Less:
Partial Redemption	(77,471,024)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	2,740,406
Class A ordinary shares subject to possible redemption as of June 30, 2023	$59,781,445

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company has adopted ASU 2020-06 for the year ended December 31, 2023. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

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

NOTE 3—INITIAL PUBLIC OFFERING

On January 27, 2022, the Company consummated its IPO of 13,000,000 Units at $10.00 per Unit, generating gross proceeds of $130,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share. The Public Warrants will become exercisable 30 days after the completion of the initial Business Combination and expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

NOTE 4—PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,900,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $7,900,000.

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

NOTE 5—RELATED PARTY TRANSACTIONS

Founder Shares

On June 2, 2021, the Old Sponsor paid $25,000, or approximately $0.007 per share, to cover certain offering costs in consideration for 3,737,500 Class B ordinary shares, par value $0.0001. Up to 487,500 founder shares were subject to forfeiture by the Old Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In March 2022, the Sponsor effected a surrender of the 487,500 founder shares to the Company for no consideration upon expiration of the over-allotment option.

The holders of the Company’s founder shares have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the holders of the Class B ordinary shares with respect to any founder shares (Lock-up). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) the Company consummates a transaction after the initial Business Combination which results in the shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up.

The sale or allocation of the founders shares to the Company’s director nominees and affiliates of its Sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 22,000 shares transferred to the Company’s consultants on April 1, 2022 was $101,640 or $4.62 per share. The founder shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of founders shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the founder shares. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Promissory Note—Related Party

On June 2, 2021, the Old Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and are due at the earlier of June 15, 2022 or the closing of the IPO. At the IPO date, the Company paid $142,350 to the Old Sponsor in full repayment of the promissory note. As of June 30, 2023 and December 31, 2022, the Company had no outstanding balance under the promissory note, respectively.

On April 13, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note to the Old Sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s Trust Account in connection with the First Extension Amendment and the First Trust Amendment. On each of April 27, 2023, May 30, 2023 and June 28, 2023, the Old Sponsor deposited $150,000 into the Trust Account. As of June 30, 2023, the Company had $300,000 under the April 2023 Note. The April 2023 Note was terminated on October 4, 2023 and all amounts outstanding under the April 2023 Note are forgiven without any further liability of the Company or the Old Sponsor. The amounts forgiven are booked as a capital transaction at October 4, 2023.

On October 25, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note to the New Sponsor for a principal amount of up to $1,960,000 to fund the Extension Contributions in connection with the Second Extension Amendment. The initial principal balance outstanding under the October 2023 Note is $480,600, of which $450,000 represents drawdown to pay Extension Contributions to the Trust Account for the months of July through September 2023 and $30,600 represents working capital, as of October 25, 2023. On each of October 30, 2023 and November 29, 2023, the Company deposited $80,000 as Extension Contributions into the Trust Account. On January 3, 2024, $76,512 was deposited as Extension Contribution into the Trust Account by FST pursuant to the Business Combination Agreement, whereunder FST agreed to bear all of the fees and costs relating to the extension of the Company’s Termination Date not exceeding $80,000 per month. On February 2, 2024, $78,837 was deposited as Extension Contribution into the Trust Account by FST pursuant to the Business Combination Agreement. The Extension Contributions loaned by the Sponsor will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account. If the Business Combination Agreement is terminated by FST due to the Company’s shareholders’ failure to approve the FST Business Combination or the Company’s material breach of its obligations as described in the Business Combination Agreement, the Company shall pay and reimburse FST the Extension Contribution(s) FST has deposited in the Trust Account with funds held outside of the Trust Account. As of the date hereof, on top of the initial principal balance, additional $160,000 has been drawn from the October 2023 Note to pay Extension Contribution by the Company and $415,738 has been drawn for working capital purposes.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The terms of such warrants would be identical to those of the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

NOTE 6—COMMITMENTS & CONTINGENCIES

Registration and Shareholder Rights

The holders of the (i) founder shares, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants and (iii) warrants that may be issued upon conversion of Working Capital Loans have registration rights to require the Company to use its best efforts to register a sale of any of its securities held by them pursuant to a registration rights agreement dated January 24, 2022. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Legal Fee Arrangement

Pursuant to the SPA, in respect of the legal expenses of Shearman & Sterling LLP (“Shearman”), the Company’s legal counsel prior to the Sponsor Sale, owed by the Company, the Company will pay Shearman in connection with the closing of the initial Business Combination of the Company together with the payment of other transaction expenses and fees pursuant to the funds flow for such Business Combination, an amount equal to $350,000 in immediately available funds to such account as may be provided by Shearman in advance in writing. In addition, the Old Sponsor shall reserve 15,000 Class B ordinary shares in respect of its obligation to Shearman and, promptly following the first date that such shares can be sold, the Old Sponsor will sell those shares and send the proceeds in immediately available funds to such account as may be provided by Shearman in advance in writing. In the event of liquidation of the Company prior to the completion of its initial Business Combination, the Company will pay Shearman $250,000 on or prior to such liquidation date in immediately available funds to such account as may be provided by Shearman in advance in writing. The Old Sponsor represents, warrants and agrees that the foregoing description of the payment of legal expenses constitute full and final settlement of such fees, and there is no other Liability (as defined in the SPA) of the Company in respect of the legal expenses of Shearman other than as so described. The Old Sponsor, the New Sponsor and the Company agree that Shearman shall be an express third party beneficiary of the terms of the legal fee arrangement under the SPA.

Underwriting Agreement

The Company granted the underwriters of the IPO a 45-day option from the date of the IPO to purchase up to an additional 1,950,000 Units to cover over-allotments, which expired unexercised on March 10, 2022.

The underwriters received a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $2,600,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $4,550,000, upon the completion of the Company’s initial Business Combination.

On September 8, 2023, BofA delivered a letter to the Company to waive its entitlement to the payment of $2,275,000 deferred underwriting fee to be paid under the terms of the Underwriting Agreement. On September 19, 2023, BTG Pactual delivered a letter to the Company to waive its entitlement to the payment of $2,275,000 deferring underwriting fee with respect to the Business Combination. As a result, the Company recorded a reduction of the deferred underwriting payable of $4,550,000, with $186,550 to other income and $4,363,450 to accumulated deficit.

Forward Purchase Agreement

An affiliate of the Old Sponsor (the “Sponsor Affiliate”) entered into a forward purchase agreement with the Company in connection with the IPO that provides for the purchase by the Sponsor Affiliate of an aggregate of up to 4,000,000 Units for an aggregate purchase price of up to $40,000,000, in a private placement that will close simultaneously with the closing of the Company’s initial Business Combination. The proceeds from the sale of these forward purchase units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Sponsor Affiliate may purchase less than 4,000,000 forward purchase units. In addition, the Sponsor Affiliate’s commitment under the forward purchase agreement will be subject to the Sponsor Affiliate’s completing the raising of a new fund, approval of its investment committee as well as customary closing conditions under the forward purchase agreement.

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

Business Combination Marketing Agreement

On February 9, 2023, the Company entered into a business combination marketing agreement (the “EBC BCMA”) with EarlyBirdCapital, Inc. (“EBC”) for EBC’s assistance in connection with a potential Business Combination with a cash fee equal to $2,000,000 contingent upon closing of the Business Combination. If a proposed Business Combination is not consummated for any reason, no fee is due unless the Company receives a termination payment established in the definitive written agreement with the target company in the Business Combination, in which case, EBC will be entitled to 1/3 of the termination payment up to a maximum of $1,000,000. As prescribed by the BCMA, in the Company’s own discretion, it may engage EBC as non-exclusive placement agent for the Company, on a “best efforts” basis, in connection with a private placement of shares of common stock and/or convertible debt or preferred stock, the structuring of a collateralized equity transaction, or the arrangement of an equity line of credit of the Company in connection with the Business Combination, for a placement agent’s fee of (for equity and equity equivalents) 3.5% and (for debt and convertible securities) 2.0% of the capital raised by investors contracts by EBC, payable at the closing of the Business Combination.

On October 2, 2023, the Old Sponsor entered into a letter agreement with EBC (the “EBC Letter Agreement”), under which, the Old Sponsor agreed to (i) transfer, at no consideration, to EBC 25,000 Class B ordinary shares of the Company held by the Old Sponsor at the closing of the Business Combination. If the Old Sponsor is required to forfeit Class B ordinary shares to the Company that it’s retaining pursuant to the SPA so that the total number of Class B ordinary shares becomes less than 500,000, EBC will forfeit a pro rata number of Class B ordinary shares with the Old Sponsor’s reduction below 500,000 such that the Class B ordinary shares held by EBC will then represent 5% of the total Class B ordinary shares held by the Old Sponsor and EBC; (ii) transfer to EBC an aggregate of 26.7% of any consideration it receives as a result of certain “tail” arrangement it has with a third party as a result of a proposed transaction; and (iii) pay to EBC an aggregate of $5,000 to reimburse EBC for expenses incurred by it for the services rendered to the Company and the Old Sponsor.

The 25,000 Class B ordinary shares that the Old Sponsor agreed to transfer to EBC (subject to forfeiture) were valued at $1.09 per share or an aggregate of $27,336 as at October 2, 2023, based on a Monte Carlo Model simulation valuation of the Class B ordinary shares. The amount will be recorded as Compensation Expense at the close of a Business Combination.  The estimated fair value of the forfeiture provision on October 2, 2023, the date of the EBC Letter Agreement, was immaterial.

On October 2, 2023, in connection with the Sponsor Sale (see Note 1), EBC issued a waiver letter (“EBC Waiver Letter”) to the Company, pursuant to which, the EBC BCMA is terminated. Under the EBC Waiver Letter, the Company agreed that such Class B ordinary shares to be transferred by the Old Sponsor to EBC under the EBC Letter Agreement will have the same registration rights as the other Class B ordinary shares held by the Old Sponsor.

NOTE 7—SHAREHOLDERS’ DEFICIT

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no shares of Class A ordinary shares issued or outstanding (excluding 5,600,483 and 13,000,000 shares subject to possible redemption), respectively.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At June 30, 2023 and December 31, 2022, there were 3,250,000 Class B ordinary shares issued and outstanding, respectively. Of the 3,737,500 Class B ordinary shares outstanding at December 31, 2022, an aggregate of up to 487,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would have collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO. On March 10, 2022, the Old Sponsor effected a surrender of the 487,500 founder shares to the Company for no consideration upon expiration of the over-allotment option.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law or the MAA. Unless specified in the Company’s MAA, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

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

On April 13, 2023, at the First Extraordinary General Meeting, the shareholders approved, among others, the proposal to amend the Company’s MAA to provide for the right of a holder of the Company’s Class B ordinary shares to convert into Class A ordinary shares on a one-for-one basis prior to the closing of a Business Combination at the election of the holder.

On November 8, 2023, the New Sponsor notified the Company that it elected to convert 1,058,127 Class B ordinary shares held by itself to the same number of Class A ordinary shares, pursuant to the Founder Share Amendment Proposal. On November 16, 2023, 1,058,127 Class B ordinary shares held by the New Sponsor were converted into the same number of Class A ordinary shares. As of the date hereof, there were 5,000,000 Class A ordinary shares and 2,191,873 Class B ordinary shares of the Company, issued and outstanding.

NOTE 8—FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on June 30, 2023 and December 31, 2022 and indicates the Level 3 fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$188,500	$188,500	$—	$—
Warrant liabilities – Private Placement Warrants	229,890	—	—	229,890
	$418,390	$188,500	$—	$229,890

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$780,000	$780,000	$—	$—
Warrant liabilities – Private Placement Warrants	948,000	—	948,000	—
	$1,728,000	$780,000	$948,000	$—

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

At June 30, 2023 and December 31, 2022, the Company used the quoted price on NASDAQ to establish the fair value of the Public Warrants.

The Private Placement Warrants were transferred to a Level 2 from a Level 3 during the year ended December 31, 2022, due to the use of an observable market quote for a similar asset in an active market. The Private Placement Warrants changed from Level 2 at March 31, 2023 to Level 3 at June 30, 2023 as a result of the lack of an observable market quote of the Public Warrants on that day.  At June 30, 2023 and December 31, 2022 a Monte Carlo simulation methodology was used in estimating the fair value of the Private Placement Warrants using the same expected volatility as was used in measuring the fair value of the Public Warrants.

NOTE 9—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements

On August 16, 2023, the Company received notice from NASDAQ that the trading of the Company’s Public Warrants would be suspended at the opening of business on August 25, 2023, due to the Company’s failure to maintain a minimum of $1,000,000 in aggregate market value of its outstanding warrants for continued listing under NASDAQ Listing Rule 5452(b)(C). The Company did not appeal such determination. As a result, on September 8, 2023, a Form 25-NSE was filed by NASDAQ with the SEC to remove the Company’s Public Warrants from listing and registration on NASDAQ.

On September 8, 2023, BofA delivered a letter to the Company to waive its entitlement to the payment of $2,275,000 deferred underwriting fee to be paid under the terms of the Underwriting Agreement. On September 19, 2023, BTG Pactual delivered a letter to the Company to waive its entitlement to the payment of $2,275,000 deferring underwriting fee with respect to the Business Combination. As a result, the Company recorded a reduction of the deferred underwriting payable of $4,550,000, with $186,550 to other income and $4,363,450 to accumulated deficit.

On September 29, 2023, the Company, the Old Sponsor and the New Sponsor entered into the SPA, and on October 6, 2023, the Old Sponsor and the New Sponsor consummated the Sponsor Sale pursuant to which the New Sponsor acquired an aggregate of (i) 2,650,000 Class B ordinary shares and (ii) 7,900,000 Private Placement Warrants held by the Old Sponsor for an aggregate purchase price of $1.00 plus New Sponsor’s agreement to deposit into the Trust Account (a) on the closing of the Sponsor Sale, $450,000 for due and payable extension contribution payment incurred prior to the date of the SPA and (b) on any other applicable due date, other extension payments that may become due after the Sponsor Sale, and in accordance with the terms of the Trust Agreement. Following the completion of the Sponsor Sale, the Old Sponsor owns 600,000 Class B ordinary shares and no Private Placement Warrants.

On October 2, 2023, the Old Sponsor entered into the EBC Letter Agreement, under which, the Old Sponsor agreed to (i) transfer, at no consideration, to EBC 25,000 Class B ordinary shares of the Company held by the Old Sponsor at the closing of the Business Combination. If the Old Sponsor is required to forfeit Class B ordinary shares to the Company that it’s retaining pursuant to the SPA so that the total number of Class B ordinary shares becomes less than 500,000, EBC will forfeit a pro rata number of Class B ordinary shares with the Old Sponsor’s reduction below 500,000 such that the Class B ordinary shares held by EBC will then represent 5% of the total Class B ordinary shares held by the Old Sponsor and EBC; (ii) transfer to EBC an aggregate of 26.7% of any consideration it receives as a result of certain “tail” arrangement it has with a third party as a result of a proposed transaction; and (iii) pay to EBC an aggregate of $5,000 to reimburse EBC for expenses incurred by it for the services rendered to the Company and the Old Sponsor.

The 25,000 Class B ordinary shares that the Old Sponsor agreed to transfer to EBC (subject to forfeiture) were valued at $1.09 per share or an aggregate of $27,336 as at October 2, 2023, based on a Monte Carlo Model simulation valuation of the Class B ordinary shares. The amount will be recorded as Compensation Expense at the close of a Business Combination. The estimated fair value of the forfeiture provision on October 2, 2023, the date of the EBC Letter Agreement, was immaterial.

On October 2, 2023, in connection with the Sponsor Sale, EBC issued the EBC Waiver Letter to the Company, pursuant to which, the EBC BCMA is terminated. Under the EBC Waiver Letter, the Company agreed that such Class B ordinary shares to be transferred by the Old Sponsor to EBC under the EBC Letter Agreement will have the same registration rights as the other Class B ordinary shares held by the Old Sponsor.

On October 4, 2023, all amounts outstanding under the April 2023 Note were forgiven without any further liability of the Company or the Old Sponsor. The amounts forgiven are booked as a capital transaction at October 4, 2023.

On October 25, 2023, the Company held the Second Extraordinary General Meeting at which the shareholders approved (1) the proposal to amend the MAA regarding the Second Extension from October 27, 2023 to January 27, 2024 for a deposit of the lesser of (a) $240,000  in the aggregate and (b) $0.06 for each of the Class A ordinary share not elected to be redeemed immediately after the Second Extraordinary General Meeting; and to allow the Company, without the need for any further approval of the Company’s shareholders, by resolutions of the board of directors of the Company, to further extend the Termination Date for up to 9 times, each time by one month, from January 27, 2024 up to October 27, 2024, for the deposit of the lesser of (a) $80,000 and (b) $0.02 for each of the Class A ordinary share not elected to be redeemed immediately after the Second Extraordinary General Meeting; (2) the proposal to amend the Trust Agreement to reflect the Second Extension, and to allow the Company to maintain any remaining amount in its Trust Account in an interest bearing demand deposit account at a bank; and (3) the proposal to change the Company’s name from LatAmGrowth SPAC to Chenghe Acquisition I Co.

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,658,610 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $18.1 million, leaving approximately $43.0 million in the Trust Account.

On October 25, 2023, the Company issued the October 2023 Note to the New Sponsor, for a principal amount of up to $1,960,000. The initial principal balance outstanding under the October 2023 Note is $480,600, of which $450,000 represents drawdown to pay Extension Contributions to the Trust Account for the months of July through September 2023 and $30,600 represents working capital, as of October 25, 2023. On each of October 30, 2023 and November 29, 2023, the Company deposited $80,000 as Extension Contributions into the Trust Account. On January 3, 2024, $76,512 was deposited as Extension Contribution into the Trust Account by FST pursuant to the Business Combination Agreement, whereunder FST agreed to bear all of the fees and costs relating to the extension of the Company’s Termination Date not exceeding $80,000 per month. On February 2, 2024, $78,837 was deposited as Extension Contribution into the Trust Account by FST pursuant to the Business Combination Agreement. The Extension Contributions loaned by the Sponsor will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account. If the Business Combination Agreement is terminated by FST due to the Company’s shareholders’ failure to approve the FST Business Combination or the Company’s material breach of its obligations as described in the Business Combination Agreement, the Company shall pay and reimburse FST the Extension Contribution(s) FST has deposited in the Trust Account with funds held outside of the Trust Account. As of the date hereof, on top of the initial principal balance, additional $160,000 has been drawn from the October 2023 Note to pay Extension Contribution by the Company and $415,738 has been drawn for working capital purposes.

On November 6, 2023, pursuant to the Trust Agreement (as amended on October 25, 2023), the Company instructed Continental Stock Transfer & Trust Company to hold all funds in the Trust Account uninvested in an interest-bearing bank deposit account.

On November 8, 2023, the New Sponsor notified the Company that it elected to convert 1,058,127 Class B ordinary shares held by itself to the same number of Class A ordinary shares, pursuant to the Founder Share Amendment Proposal. On November 16, 2023, 1,058,127 Class B ordinary shares held by the New Sponsor were converted into the same number of Class A ordinary shares. As of the date hereof, there were 5,000,000 Class A ordinary shares and 2,191,873 Class B ordinary shares of the Company, issued and outstanding.

On November 8, 2023, the Company and Continental Stock Transfer & Trust Company entered into the Amendment No.3 to the Investment Management Trust Agreement, pursuant to which, all references to “LatAmGrowth SPAC” in the Trust Agreement, including the exhibits thereto, are amended to “Chenghe Acquisition I Co.”.

On December 22, 2023, the Company entered into the Business Combination Agreement with the FST Parties, pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company with the Company being the surviving company and as a direct, wholly owned subsidiary of CayCo, and the Company will change its name to “FST Ltd.”.

Pursuant to the Business Combination Agreement, at the time when the Merger becomes effective, (i) each outstanding Unit of the Company will be automatically separated and the holder thereof will be deemed to hold one Class A ordinary share and one-half of one Public Warrant of the Company; (ii) each then issued and outstanding Class B ordinary share of the Company will be automatically converted into one Class A ordinary share of the Company  and each Class B ordinary share of the Company will no longer be issued and outstanding and will automatically be cancelled and cease to exist; (iii) each Class A ordinary share of the Company (which for the avoidance of doubt, includes the Class A ordinary shares (A) issued in connection with the SPAC Class B Conversion; and (B) held as a result of Unit Separation) will convert into the right to receive one ordinary share of CayCo; and (iv) each warrant of the Company that is outstanding and unexercised will automatically convert into the right to receive a warrant of CayCo, which shall be on the same terms and conditions as the applicable warrant of the Company.

Under the Business Combination Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the FST Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) the accuracy of representations and warranties to various standards, from no material qualifier to a material adverse effect qualifier, (ii) material compliance with pre-closing covenants, (iii) no material adverse effect for FST, (iv) FST’s Company Acquisition Percentage (as defined in the Business Combination Agreement) reaching at least 90%, (v) the consummation of the FST Restructuring (as defined in the Business Combination Agreement), (vi) the delivery of customary closing certificates, (vii) the receipt of Taiwan DIR Approval and such approval being effective, (viii) the absence of a legal prohibition on consummating the transactions, (ix) approval by the SPAC’s and the Company’s shareholders, (x) approval of a listing application on the applicable stock exchange for newly issued shares, and (xi) SPAC having at least US$5,000,001 of net tangible assets remaining after redemption.

Concurrently with the extension of the Business Combination Agreement, the Company, the New Sponsor, the Old Sponsor and FST entered into the Sponsor Support Agreement, pursuant to which each Sponsor has agreed to, among other things, vote in favor of the transaction contemplated under the Business Combination Agreement, from the date when FST received the Taiwan DIR Approval (as defined therein) until the closing of the FST Business Combination or, if earlier, until termination of the Business Combination Agreement.

Concurrently with the execution of the Business Combination Agreement, the Company, FST, CayCo, certain shareholders of FST listed thereto and certain shareholders of CayCo listed thereto entered into the Company Support Agreement, pursuant to which each signatory shareholders of FST and CayCo has agreed to, among other things, vote to the transactions contemplated under the Business Combination Agreement, and to not transfer any Subject Shares (as defined therein) until termination of the Company Support Agreement.

On December 22, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that because it has not yet filed its Form 10-Q for the period ended June 30, 2023 (the “June 2023 Filing”) and Form 10-Q for the period ended September 30, 2023 (the “September 2023 Filing”) with the SEC, it no longer complies with Listing Rule 5250(c)(1) of Nasdaq’s Listing Rules (the “Rules”) for continued listing.

Under the Rules, the Company has 60 calendar days to submit a plan to regain compliance and if Nasdaq accepts the Company’s plan, Nasdaq can grant an exception of up to 180 calendar days from the June 2023 Filing’s due date, or until February 20, 2024, to regain compliance. The Staff noted that the Company’s 60 day submission date coincides with the maximum exception date of February 20, 2024. Pursuant to the Rules, the Company issued a press release and filed a Current Report on Form 8-K disclosing the receipt of the Notice.

At the closing of the FST Business Combination, CayCo, the New Sponsor, certain shareholder of FST listed thereto and certain person listed thereto will enter into a Lock-up Agreement, pursuant to which, each Holder agrees to not to transfer any Lock-Up Shares (as defined therein) for a period of six (6) months after the closing date of the FST Business Combination, with certain exceptions and carveouts.

At the closing of the FST Business Combination, CayCo, the Company, FST and other parties listed thereto will enter into the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, (i) CayCo will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and certain holders have been granted customary demand and piggyback registration rights, and (ii) each party to the Investor Rights Agreement agrees to cause (x) the board of CayCo to be comprised of five (5) directors (subject to increase by unanimous resolutions of the board from time to time), (y) one (1) of such directors should be nominated by the New Sponsor and (z) as long as the Sponsor Parties (as defined therein) beneficially own any ordinary shares of CayCo, CayCo shall take all necessary actions to cause the individuals nominated by the New Sponsor for election as directors to be elected as directors.

On January 31, 2024, the Company signed an engagement letter with Revere Securities, LLC, pursuant to which, the Company has engaged Revere Securities, LLC to act as its financial advisor (a) in connection with the FST Business Combination and (b) on any private investment in the Company consisting of equity, debt, and/or equity-linked securities in connection with the FST Business Combination.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this quarterly report to “we,” “us,” “Company” or “our company” are to Chenghe Acquisition I Co. (formerly LatAmGrowth SPAC), a Cayman Islands exempted company. References to “management” or our “management team” are to our officers and directors. Capitalized but not otherwise defined terms have the meaning as ascribed to such terms in the notes to the accompanying financial statements.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this quarterly report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this quarterly report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “seek” and similar expressions, are intended to, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this quarterly report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on May 20, 2021 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the Private Placement Warrants and forward purchase units, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2023, we had $523,067 in cash and working capital deficit of $316,555. Transaction costs related to our IPO amounted to $7,647,620 consisting of $2,600,000 of underwriting discount, $4,550,000 of deferred underwriting discount, and $497,620 of other offering costs. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

As of June 30, 2023, we have not commenced any operations. All activity for the period from May 20, 2021 (inception) through June 30, 2023, relates to our formation and IPO, and, since the completion of our IPO, searching for a target to consummate an initial Business Combination and negotiating a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the Trust Account.

For the three months ended June 30, 2023, we had a net income of $1,160,949, which consisted of trust interest income of $863,072, unrealized gain on change in fair value of warrants of $589,610 partially offset by formation and operating costs of $291,733.

For the six months ended June 30, 2023, we had a net income of $2,946,838, which consisted of unrealized gain on change in fair value of warrants of $1,309,610 and trust interest income of $2,290,406, partially offset by formation and operating costs of $653,178.

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

Liquidity and Capital Resources; Going Concern

As of June 30, 2023, we had $523,067 cash on hand and working capital deficit of $316,555.

For the six months ended June 30, 2023, cash used in operating activities was $430,147. Net income of $2,946,838 was affected by unrealized gain on change in fair value of warrant liabilities of $1,309,610, and interest earned on marketable investments held in the Trust Account of $2,290,406. Changes in operating assets and liabilities provided $223,031 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $993,125. Net income of $8,796,253 was affected by unrealized gain on change in fair value of warrant liabilities of $9,216,000, warrant issuance costs of $335,231, gain on expiration of overallotment option of $390,000 interest earned on marketable investments held in the Trust Account of $187,844. Changes in operating assets and liabilities used $330,765 of cash for operating activities.

For the six months ended June 30, 2023, cash provided by investing activities was $77,021,024. This included principal deposited into the Trust Account from extension payments totaling $450,000 and cash withdrawn from the Trust Account in connection with a partial redemption of $77,471,024.

For the six months ended June 30, 2022, cash used in investing activities was $132,600,000 which resulted from principal deposited into the Trust Account from the Initial Public Offering.

For the six months ended June 30, 2023, cash used in financing activities was $77,171,024. This included proceeds from the Sponsor promissory note of $300,000 and cash withdrawn from the Trust Account for the partial redemption of ordinary shares of $77,471,024.

For the six months ended June 30, 2022, cash provided by financing activities was $134,850,805. This included $124,000,000 of proceeds from the initial public offering, net of underwriters’ discount, $7,900,000 of proceeds from private placement warrants, $142,350 in payments of the Sponsor promissory note and $306,845 in the payment of deferred offering costs.

On January 27, 2022, we consummated our IPO of 13,000,000 Units, at $10.00 per Unit, generating gross proceeds of $130.0 million. Simultaneously with the closing of our IPO, we consummated the sale of 7,900,000 Private Placement Warrants at a price of $1.00 per warrant in a private placement to our Old Sponsor, generating gross proceeds of $7.9 million. Prior to the completion of the IPO, we lacked the liquidity we needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. At the consummation of the IPO, cash of $2,494,203 in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to us for general working capital purposes.

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

On April 13, 2023, the Company held the First Extraordinary General Meeting. In connection with the First Extension Amendment, the Company agreed to contribute into the Trust Account the lesser of an aggregate of $150,000 and $0.0375 per Public Share that was not redeemed at the First Extraordinary General Meeting for each monthly period commencing on April 27, 2023 until the earlier of the completion of the initial Business Combination or November 27, 2023. The Company issued a non-interest bearing non-convertible unsecured promissory note to the Old Sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s Trust Account in connection with the First Extension Amendment and the First Trust Amendment.

On October 25, 2023, the Company held the Second Extraordinary General Meeting. In connection with the Second Extension Amendment, the Company agreed to contribute into the Trust Account the lesser of an aggregate of $80,000 and $0.02 for each Public Share that was not redeemed at the Second Extraordinary General Meeting for each monthly period commencing on October 27, 2023 until the earlier of the completion of the initial Business Combination and October 27, 2024. On October 25, 2023, the Company issued the October 2023 Note, a non-interest bearing non-convertible unsecured promissory note, to the New Sponsor for a principal amount of up to $1,960,000. The initial principal balance outstanding under the October 2023 Note is $480,600, of which $450,000 represents drawdown to pay Extension Contributions to the Trust Account for the months of July through September 2023 and $30,600 represents working capital, as of October 25, 2023.

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

On December 22, 2023, the Company entered into the Business Combination Agreement with the FST Parties, pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company with the Company being the surviving company and as a direct, wholly owned subsidiary of CayCo, and the Company will change its name to “FST Ltd.”.

Pursuant to the Business Combination Agreement, at the time when the Merger becomes effective, (i) each outstanding Unit of the Company will be automatically separated and the holder thereof will be deemed to hold one Class A ordinary share and one-half of one Public Warrant of the Company; (ii) each then issued and outstanding Class B ordinary share of the Company will be automatically converted into one Class A ordinary share of the Company  and each Class B ordinary share of the Company will no longer be issued and outstanding and will automatically be cancelled and cease to exist; (iii) each Class A ordinary share of the Company (which for the avoidance of doubt, includes the Class A ordinary shares (A) issued in connection with the SPAC Class B Conversion; and (B) held as a result of Unit Separation) will convert into the right to receive one ordinary share of CayCo; and (iv) each warrant of the Company that is outstanding and unexercised will automatically convert into the right to receive a warrant of CayCo, which shall be on the same terms and conditions as the applicable warrant of the Company.

Under the Business Combination Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the FST Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) the accuracy of representations and warranties to various standards, from no material qualifier to a material adverse effect qualifier, (ii) material compliance with pre-closing covenants, (iii) no material adverse effect for FST, (iv) FST’s Company Acquisition Percentage (as defined in the Business Combination Agreement) reaching at least 90%, (v) the consummation of the FST Restructuring (as defined in the Business Combination Agreement), (vi) the delivery of customary closing certificates, (vii) the receipt of Taiwan DIR Approval and such approval being effective, (viii) the absence of a legal prohibition on consummating the transactions, (ix) approval by the SPAC’s and the Company’s shareholders, (x) approval of a listing application on the applicable stock exchange for newly issued shares, and (xi) SPAC having at least US$5,000,001 of net tangible assets remaining after redemption.

Concurrently with the extension of the Business Combination Agreement, the Company, the New Sponsor, the Old Sponsor and FST entered into the Sponsor Support Agreement, pursuant to which each Sponsor has agreed to, among other things, vote in favor of the transaction contemplated under the Business Combination Agreement, from the date when FST received the Taiwan DIR Approval (as defined therein) until the closing of the FST Business Combination or, if earlier, until termination of the Business Combination Agreement.

Concurrently with the execution of the Business Combination Agreement, the Company, FST, CayCo, certain shareholders of FST listed thereto and certain shareholders of CayCo listed thereto entered into the Company Support Agreement, pursuant to which each signatory shareholders of FST and CayCo has agreed to, among other things, vote to the transactions contemplated under the Business Combination Agreement, and to not transfer any Subject Shares (as defined therein) until termination of the Company Support Agreement.

At the closing of the FST Business Combination, CayCo, the New Sponsor, certain shareholder of FST listed thereto and certain person listed thereto will enter into a Lock-up Agreement, pursuant to which, each Holder agrees to not to transfer any Lock-Up Shares (as defined therein) for a period of six (6) months after the closing date of the FST Business Combination, with certain exceptions and carveouts.

At the closing of the FST Business Combination, CayCo, the Company, FST and other parties listed thereto will enter into the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, (i) CayCo will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and certain holders have been granted customary demand and piggyback registration rights, and (ii) each party to the Investor Rights Agreement agrees to cause (x) the board of CayCo to be comprised of five (5) directors (subject to increase by unanimous resolutions of the board from time to time), (y) one (1) of such directors should be nominated by the New Sponsor and (z) as long as the Sponsor Parties (as defined therein) beneficially own any ordinary shares of CayCo, CayCo shall take all necessary actions to cause the individuals nominated by the New Sponsor for election as directors to be elected as directors.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2023 and December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgement and considers factors specific to the investment. The categorization of an investment within the hierarchy is based on the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

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

We account for warrants and over-allotment as either equity-classified or liability-classified instruments based on an assessment of the warrant and over-allotment option’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board Accounting Standards Codification 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants and over-allotment option are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants and over-allotment option meet all of the requirements for equity classification under ASC 815, including whether the warrants and over-allotment option are indexed to our own ordinary shares, among other conditions for equity classification. This assessment is conducted at the time of warrant and over-allotment option issuance and as of each subsequent quarterly period end date while the warrants and over-allotment option are outstanding.

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

Redeemable Share Classification

Our ordinary shares that were sold as part of the Units in our IPO contain a redemption feature which allows for the redemption of such public shares in connection with a shareholder vote or tender offer in connection with our initial Business Combination. In accordance with ASC 480-10-S99, we classify Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. The Public Shares sold as part of the Units in our IPO were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity, and the Public Warrants are considered a derivative liability and as such, the fair value of the Public Warrants is bifurcated and presented as a liability. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above.

Net Income Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of ordinary shares, which are referred to as Class A and Class B. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average number of ordinary shares outstanding for the respective period. We did not consider the effect of the warrants issued in connection with the IPO and the private placement in the calculation of diluted (loss) income per ordinary share because their exercise is contingent upon future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share. Remeasurement associated with the redeemable Class A ordinary share is excluded from income per ordinary share as the redemption value approximates fair value.

At June 30, 2023 and 2022, weighted average shares were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At June 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company has adopted ASU 2020-06 for the year ended December 31, 2023. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to material weaknesses in our internal control over financial reporting, as defined in the SEC guidelines for public companies. The material weaknesses identified relate to ineffective controls over recording of accounting transactions in the proper period, controls over accounting for and disclosure of complex financial instruments in the proper period, including those requiring them to apply complex accounting principles as a means of differentiating between liability, temporary equity and permanent equity classification, controls over fair value estimation of complex financial instruments such as Class B ordinary shares, earnout provision and forfeiture provision, and controls over timely reconciliation of accrued legal expenses and NASDAQ filing fees.

In light of these material weaknesses, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for and disclosure of complex financial instruments in the proper period, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Management’s Report on Internal Control Over Financial Reporting

This quarterly report does not include a management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 19, 2023 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our business, financial condition and results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition or results of operations. As of the date of this quarterly report, other than as set forth below, there have been no material changes to the risk factors disclosed in the Annual Report. We may disclose future changes to the risk factors or disclose additional factors from time to time in our future filings with the SEC.

Our public warrants have been delisted from Nasdaq.

On June 15, 2023, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq“) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1,000,000, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in the Nasdaq Listing Rule 5452(b)(C) (the “Rule”), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1,000,000 (the “Notice”).

The Company has been given 45 calendar days from the date of the Notice to submit a plan to regain compliance with the Rule. The Company did not submit such plan. On August 16, 2023, the Company received a notification from Nasdaq, indicating that Nasdaq determined to commence proceedings to delist the Company’s warrants and that trading in the warrants would be suspended at the opening of business on August 25, 2023. The Company did not appeal the delisting determination. On September 8, 2023, Nasdaq filed a notification of removal from listing on Form 25, delisting the Company’s warrants from Nasdaq.

After the delisting of the public warrants from Nasdaq, the Company and the holders of the Public Warrants could face adverse consequences, including, among other things, reduced liquidity of Public Warrants, limited availability of market quotations for the Public Warrants, and potentially becoming subject to regulation in each state in which the Company offers Public Warrants. The holders of the Public Warrants may be unable to sell such warrants held by it unless a market can be established or sustained.

Any business combination may be subject to U.S. foreign investment regulations, which may impose conditions on or prevent the consummation of our initial Business Combination. Such conditions or limitations could also potentially make our public shares less attractive to investors or cause our future investments to be subject to U.S. foreign investment regulations.

Investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 802, as amended, administered by the Committee on Foreign Investment in the United States (“CFIUS”).

Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective in 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person, but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “covered investment critical infrastructure” and/or “sensitive personal data” (in each case, as such terms are defined in 31 C.F.R. Part 800).

Our New Sponsor is a Cayman Islands exempted company with limited liability whose sole director is Richard Qi Li, the chairman of our advisory board. Mr. Li is a foreign person under the CFIUS regulations. Except as disclosed herein, the Sponsor has no other substantial ties with a non-U.S. person. There is no assurance that a business combination of the Company will not trigger CFIUS jurisdiction. If CFIUS decides to make an inquiry regarding the business combination and determines that it has jurisdiction over the business combination, CFIUS may decide to block or delay the business combination, impose conditions to mitigate national security concerns with respect to such business combination or order it to divest all or a portion of a U.S. business of the combined company if it had proceeded without first obtaining CFIUS clearance. The likelihood of a CFIUS inquiry concerning a potential business combination transaction generally tends to be higher if one or more “control” persons of a sponsor is from Hong Kong or mainland China, as is the case with us; Mr. Li is a permanent resident of Hong Kong.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because the Company has only a limited time to complete its initial business combination, its failure to obtain any required approvals within the requisite time period may require it to liquidate. If the Company liquidates, its public shareholders may only receive the redemption value per share, and its warrants will expire worthless. This will also cause investors to lose any potential investment opportunity in a target company and the chance of realizing future gains on the Company’s shareholders’ investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective on October 6, 2023, previous management of the Company, Gerard Cremoux, former chief executive officer, chief financial officer and director, and Gerardo Mendoza, former chief investment officer, and former directors of the Company Michael McGuiness, Eduardo Cortina, Carole Philippe, Miguel Olea, Zain Manekia and Hector Martinez resigned from their respective position as a director (and/or officer, as the case may be), and, Shibin Wang, Ning Ma, Kwan Sun and James Zhang were appointed as directors of the Company, and Zhiyang Zhou was appointed as chief executive officer and chief financial officer of the Company.

The biographies of the new directors and officers of the Company are as follows:

Dr. Shibin Wang, aged 46, our chairman of the board, has over 15 years’ experience in sales and trading of structured financial products, cross-border financing and other capital market activities. Over such period, his clients or counterparts have included major banks (China Development Bank, Industrial and Commercial Bank of China, Agriculture Bank of China and China Construction Bank), leading organizations (China National Offshore Oil Corporation and GCL-Poly Energy) and leading private equity firms (Hillhouse Capital and Greenwoods Asset Management). Dr. Wang was an executive director and head of China structure solutions at Deutsche Bank Hong Kong from 2010 to 2015. Prior to that, he worked at FICC Goldman Sachs from 2008 to 2010 and at China Development Bank managing a fixed-income portfolio from 2003 to 2008. Dr. Wang also serves as the chief executive officer and director of Chenghe Acquisition Co. (NASDAQ: CHEA), a NASDAQ-listed blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Since April 2019, Dr. Wang has served as a co-founder and the chief executive officer of Hong Kong Digital Asset Ex Ltd. (or “HKbitEX”), a regulated digital asset exchange in Hong Kong dedicated to providing a regulatory-compliant and safe digital asset spot trading and over-the-counter trading services to professional investors in Asia. Under Dr. Wang’s leadership, the company was among the first organizations in Asia-Pacific to apply for a virtual asset trading platform licence from the Securities and Futures Commission in Hong Kong, and was recognized as one of China’s top 50 fintech companies in the “2020 KPMG China Fintech 50.”

In 2018, Dr. Wang advised the Intelligent Investment Chain Foundation on funding and ecosystem development. The Intelligent Investment Chain Foundation is a decentralized virtual asset management application developed based on Ethereum smart contracts with an ecology including quantitative funds, cross-chain wealth management wallets and media.

Dr. Wang’s served Oriental Patron Financial Group as chief marketing officer from 2016 to 2018, during which he led the company’s blockchain initiatives and fintech investments. Under Dr. Wang’s leadership, Oriental Patron made investments in DIDI Chuxing and CarbonX, organized a number of forums with leading institutions as well as established the Renminbi-denominated Fintech/Internet Plus fund, with Renminbi 3 billion of assets under management, in collaboration with Magnetic Capital in Shanghai.

Dr. Wang is shareholder of SECUSOFT Tech, Jiedaibao and ZhongYou International Education. Dr. Wang obtained a bachelor’s degree in international trading from Dongbei University of Finance & Economics, as well as a master of economics degree and a PhD, both from the Finance Institute of the People’s Bank of China.

Ning Ma, aged 50, is an independent director of the Company. In 2015, Mr. Ma founded Lingfeng Capital Partners, Limited (“Lingfeng”), a private equity firm focusing on investing in fintech companies in Asia, in sub-sectors such as artificial intelligence, blockchain, cloud, big data, lending technology, insurance technology, health care services, investment technology, payment and credit rating, and digital assets. Mr. Ma has served as a partner at Lingfeng since 2015. Mr. Ma is also an independent director of Chenghe Acquisition Co. (NASDAQ: CHEA), a NASDAQ-listed blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Prior to founding Lingfeng, Mr. Ma worked at Goldman Sachs (Asia) L.L.C. (“Goldman Sachs”) for thirteen years from 2002 to 2015 where, among other roles, he served as co-head of the Asia Pacific Financial Institutions Equity Research. He was also a member of the Goldman Sachs China Operating Committee and a member of the Asia Pacific Client and Business Standards Committee. He held various positions with Beijing Gao Hua Securities Company Limited and served as the deputy general manager and managing director from 2010 to 2015. Prior to Goldman Sachs, Mr. Ma was a regulator at the headquarters of the People’s Bank of China from 1996 to 2000, where he was actively involved in the regulation, financial reform and policy-making relating to foreign banks and non-bank financial institutions including trust companies, asset management companies, finance companies and leasing companies in China.

Mr. Ma currently serves as an independent director for several financial institutions in Asia including Ant Consumer Finance Company and BOCOM International. He has been teaching at Tsinghua University PBC School of Finance since 2010. Mr. Ma received a bachelor’s degree from Renmin University of China, a master’s degree in business administration from London Business School and a master’s degree in international finance from Tsinghua University PBC School of Finance.

Kwan Sun, aged 59, is an independent director of the Company. Mr. Sun founded Millburn Advisory LLC, a real estate fund manager, in 2018 and has served as its managing partner since then. From 2015 to 2018, Mr. Sun served as the vice chairman of Nan Fung Group’s US businesses to help develop Nan Fung Group’s US real estate business. Mr. Sun is also an independent director of Chenghe Acquisition Co. (NASDAQ: CHEA), a NASDAQ-listed blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Mr. Sun served as a director at Deutsche Bank in structured products department from 1997 to 2003, and as a director at Morgan Stanley in structured products department from 2003 to 2007. Thereafter, Mr. Sun served as a managing director at Deutsche Bank in structured products department from 2007 to 2009 and as a managing director at Morgan Stanley in the investment banking department from 2009 to 2014.

Prior to joining Deutsche Bank in 1997, he served as a vice president the capital markets department of Merrill Lynch, where he focused on trading fix income derivatives. He joined Merrill Lynch in 1992. Mr. Sun graduated with a bachelor’s degree from Ohio State University.

Dr. James Zhang, aged 58, an independent director of the Company, has significant experience in entrepreneurship and venture capital in both the US and greater China. Since August 2021, Dr. Zhang has been the chief investment officer, technologies and venture capital of Great Eagle Holdings Limited (HKSE: 00041), a multinational corporation with rich experiences in technology investment, property development, and hotel and property management. Dr. Zhang has been an Adjunct Associate Professor of Finance since August 2019 and an Associate Professor of Science Practice since February 2022 at Hong Kong University of Science and Technology, where he teaches venture capital and entrepreneurship. Dr. Zhang has also been an advisor of Venture University since 2020, where he cofounded the Asian Office based in Hong Kong. Dr. Zhang also serves as co-founder and director of WaterCare Technologies Limited, director of Base Therapeutics Group Holding Limited, and director of Great Eagle Venture Capital (HK) Limited.

Dr. Zhang was a venture partner of the GRC Fund from 2015 to 2021, co-founder, chief executive officer and director of Modular Bioscience Inc. from 2018 to 2021, founding partner of Formation 8 (currently named 8VC) from 2012 to 2016, venture partner of Softbank China Venture Capital from 2010 to 2012, and entrepreneur in residence at Khosla Ventures from 2009 to 2010. Prior to becoming a venture capitalist, Dr. Zhang was an entrepreneur in Silicon Valley for over ten years, and co-founder of several startup companies.

Dr. Zhang received his PhD in Genetics from the University of California, Davis, and has completed post-doctoral and business trainings from Stanford University and Stanford Graduate School of Business, respectively.

Anna Zhou, aged 36, our chief executive officer and chief financial officer, has considerable experience in equity research and finance. Ms. Zhou focused on equity research since beginning her career in 2011 and specialized in the China and US Technology, Media, and Telecom (“TMT”) sector including smartphones, digital consumer products, internet services and emerging platform economies. She has been working on in-depth research and rigorous valuation studies in various sectors. She was a senior associate at Mighty Divine Investment Management Limited from 2019 to 2021, the research associate of the long-only portfolio of China Great Wall AMC (International) Holdings Company Limited from 2017 to 2019 and the QDII fund of Anbang Asset Management (Hong Kong) Co. Limited from 2016 to 2017. She also spent two years in BOCOM International as a data analyst in its market strategy team from 2014 to 2016, publishing weekly notes on China’s commodity sector. Ms. Zhou has been involved in investments in Futu Holdings Ltd., Meituan Dianping, Bilibili Inc. and Pingduoduo Inc. when she worked as an equity analyst at Mighty Divine Investment Management Limited, and investments in Sunny Optical Technology (Group) Company Limited when she worked as an equity analyst at China Great Wall AMC (International) Holdings Company Limited.

Ms. Zhou also serves as chief financial officer of Chenghe Acquisition Co. (NASDAQ: CHEA), a NASDAQ-listed blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Ms. Zhou received a bachelor’s degree in mathematics, information and application from Université Paris 5 and a master’s degree in financial mathematics and statistics from The Hong Kong University of Science and Technology.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chenghe Acquisition I Co.

Date: February 20, 2024	By:	/s/ Zhiyang Zhou
Name: Zhiyang Zhou
Title: Chief Executive Officer and Chief Financial Officer