Form 10-Q
period 2023-09-30
Chenghe Acquisition I Co.
filed 2024-02-20
CIK 1868269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

CHENGHE ACQUISITION I CO.

Form 10-Q for the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHENGHE ACQUISITION I CO.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets
Cash	$514,745	$1,103,214
Prepaid expenses	17,500	171,080
Total Current Assets	532,245	1,274,294
Marketable securities held in Trust Account	60,560,274	134,512,063
Total Assets	$61,092,519	$135,786,357

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$916,852	$487,352
Promissory Note - Related Party	300,000	—
Due to related party	—	319
Total Current Liabilities	1,216,852	487,671
Warrant liabilities	1,440	1,728,000
Deferred underwriting commissions	—	4,550,000
Total Liabilities	1,218,292	6,765,671

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 5,600,483 and 13,000,000 shares at redemption value of $10.81 and $10.35 at September 30, 2023 and December 31, 2022, respectively	60,560,274	134,512,063

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 5,600,483 and 13,000,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,250,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	325	325
Accumulated deficit	(686,372)	(5,491,702)
Total Shareholders’ Deficit	(686,047)	(5,491,377)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$61,092,519	$135,786,357

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION I CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$368,052	$286,101	$1,021,230	$948,461
Loss from operations	(368,052)	(286,101)	(1,021,230)	(948,461)
Other income:
Other income attributable to the reduction of deferred underwriting fee allocated to offering costs	186,550	—	186,550	—
Gain (loss) on change in fair value of warrants	416,950	(1,152,000)	1,726,560	8,064,000
Gain on expiration of overallotment option	—	—	—	390,000
Trust interest income	778,829	602,501	3,069,235	790,345
Warrant issuance costs	—	—	—	(335,231)
Total other income, net	1,382,329	(549,499)	4,982,345	8,909,114

Net income (loss)	$1,014,277	$(835,600)	$3,961,115	$7,960,653

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	5,600,483	13,000,000	8,517,081	11,718,978
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.11	$(0.05)	$0.34	$0.53
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,250,000	3,250,000	3,250,000	3,250,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.11	$(0.05)	$0.34	$0.53

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION I CO.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

					Total
	Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2022	3,250,000	$325	$—	$(5,491,702)	$(5,491,377)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(1,427,334)	(1,427,334)
Net income	—	—	—	1,785,889	1,785,889
Balance as of March 31, 2023 (unaudited)	3,250,000	325	—	(5,133,147)	(5,132,822)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(1,313,072)	(1,313,072)
Net income	—	—	—	1,160,949	1,160,949
Balance as of June 30, 2023 (unaudited)	3,250,000	325	—	(5,285,270)	(5,284,945)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(778,829)	(778,829)
Reduction of Deferred Underwriter Fees	—	—	—	4,363,450	4,363,450
Net income	—	—	—	1,014,277	1,014,277
Balance as of September 30, 2023 (unaudited)	3,250,000	$325	$—	$(686,372)	$(686,047)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

					Total
	Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2021	3,737,500	$374	$24,626	$(90,535)	$(65,535)
Excess cash received over fair value of private placement warrants	—	—	1,896,000	—	1,896,000
Forfeiture of 487,500 Class B ordinary shares upon expiration of overallotment option	(487,500)	(49)	49	—	—
Remeasurement of Class A ordinary shares to redemption amount	—	—	(1,920,675)	(13,321,715)	(15,242,390)
Net income	—	—	—	7,186,897	7,186,897
Balance as of March 31, 2022 (unaudited)	3,250,000	325	—	(6,225,353)	(6,225,028)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(187,844)	(187,844)
Net income	—	—	—	1,609,356	1,609,356
Balance as of June 30, 2022 (unaudited)	3,250,000	325	—	(4,803,841)	(4,803,516)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(602,501)	(602,501)
Net loss	—	—	—	(835,600)	(835,600)
Balance as of September 30, 2022 (unaudited)	3,250,000	$325	$—	$(6,241,942)	$(6,241,617)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION I CO.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$3,961,115	$7,960,653
Adjustments to reconcile net income to net cash used in operating activities:
Other income attributable to the reduction of deferred underwriting fee allocated to offering costs	(186,550)	—
Interest earned on marketable securities held in Trust Account	(3,069,235)	(790,345)
Warrant issuance costs	—	335,231
Unrealized gain on change in fair value of warrants	(1,726,560)	(8,064,000)
Gain on expiration of overallotment option	—	(390,000)
Changes in operating assets and liabilities:
Prepaid expenses	153,580	(314,284)
Accounts payable and accrued expenses	429,500	162,306
Due to related party	(319)	—
Net cash used in operating activities	(438,469)	(1,100,439)

Cash flows from investing Activities:
Cash withdrawn from Trust Account in connection with redemption	77,471,024	—
Principal deposited in Trust Account	(450,000)	(132,600,000)
Net cash provided by (used in) investing activities	77,021,024	(132,600,000)

Cash flows from financing Activities:
Proceeds from initial public offering, net of underwriters’ discount	—	127,400,000
Proceeds from private placement	—	7,900,000
Redemption of ordinary shares	(77,471,024)	—
Proceeds from Sponsor promissory note	300,000	—
Payment of Sponsor promissory note	—	(142,350)
Payment of deferred offering costs	—	(306,845)
Net cash (used in) provided by financing activities	(77,171,024)	134,850,805

Net change in cash	(588,469)	1,150,366
Cash, beginning of the period	1,103,214	—
Cash, end of the period	$514,745	$1,150,366

Supplemental disclosure of cash flow information:
Deferred offering costs included in accounts payable and accrued offering costs and expenses	$—	$250
Remeasurement of Class A ordinary shares to redemption amount	$3,519,235	$15,430,234
Waived deferred underwriting commissions payable charged to accumulated deficit	$(4,363,450)	$—
Deferred underwriting commissions payable charged to additional paid in capital	$—	$4,550,000
Deferred offering costs charged to additional paid in capital	$—	$497,620
Forfeiture of 487,500 founder shares on expiration of overallotment option	$—	$49
Initial fair value of warrant liability	$—	$10,944,000
Deferred offering costs charged to accumulated deficit	$—	$82,175

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from May 20, 2021 (inception) through September 30, 2023 relates to the Company’s formation, its initial public offering (the “IPO”), the search for a Business Combination target and the negotiation of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations and on conditions described in the Company’s IPO Prospectus. The amount in the Trust Account is $10.81 per public share as of September 30, 2023. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

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

Liquidity and Going Concern Considerations

As of September 30, 2023, the Company had $514,745 cash on hand and working capital deficit of $684,607.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed by the Company with the SEC on April 19, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022. The Company held cash of $514,745 and $1,103,214 as of September 30, 2023 and December 31, 2022, respectively.

Marketable Securities Held in Trust Account

At September 30, 2023 and December 31, 2022, the Company held $60,560,274 and $134,512,063, respectively, in the Trust Account which consisted entirely of funds which invest only in cash and U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Dividend income from securities in the Trust Account is included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. Unrealized gains and losses resulting from the change in fair value of investments held in Trust Account are included in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A and Class B. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period. The Company did not consider the effect of the warrants issued in connection with the IPO and the private placement in the calculation of diluted income (loss) per ordinary share because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share. Remeasurement associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

At September 30, 2023 and 2022, weighted average shares were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At September 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$641,823	$372,454	$(668,480)	$(167,120)	$2,867,078	$1,094,037	$6,232,270	$1,728,383
Denominator:
Weighted average shares outstanding	5,600,483	3,250,000	13,000,000	3,250,000	8,517,081	3,250,000	11,718,978	3,250,000
Basic and diluted net income (loss) per share	$0.11	$0.11	$(0.05)	$(0.05)	$0.34	$0.34	$0.53	$0.53

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

At September 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. On April 13, 2023, in connection with First Extension Amendment Proposal, holders of 7,399,517 shares of Class A ordinary shares exercised the right to redeem such shares for a payment of approximately $77.5 million or approximately $10.47 per share. On October 25, 2023, in connection with the Second Extension Amendment Proposal, holders of the holders of 1,658,610 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $18.1 million, leaving approximately $43.0 million in the Trust Account.

As of September 30, 2023 and December 31, 2022, the amount of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$130,000,000

Less:
Fair value of proceeds allocated to Public Warrants	(4,940,000)
Fair value of proceeds allocated to overallotment liability	(390,000)
Class A ordinary shares issuance cost	(7,312,390)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption at initial public offering	17,154,453
Class A ordinary shares subject to possible redemption as of December 31, 2022	134,512,063
Less:
Partial Redemption	(77,471,024)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	3,519,235
Class A ordinary shares subject to possible redemption as of September 30, 2023	$60,560,274

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

The sale or allocation of the founders shares to the Company’s director nominees and affiliates of its Sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 22,000 shares transferred to the Company’s consultants on April 1, 2022 was $101,640 or $4.62 per share. The founder shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of founders shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the founder shares. As of September 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Promissory Note—Related Party

On June 2, 2021, the Old Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and are due at the earlier of June 15, 2022 or the closing of the IPO. At the IPO date, the Company paid $142,350 to the Old Sponsor in full repayment of the promissory note. As of September 30, 2023 and December 31, 2022, the Company had no outstanding balance under the promissory note, respectively.

On April 13, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note to the Old Sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s Trust Account in connection with the First Extension Amendment and the First Trust Amendment. On each of April 27, 2023, May 30, 2023 and June 28, 2023, the Old Sponsor deposited $150,000 into the Trust Account. As of September 30, 2023, the Company had $300,000 under the April 2023 Note. The April 2023 Note was terminated on October 4, 2023 and all amounts outstanding under the April 2023 Note are forgiven without any further liability of the Company or the Old Sponsor. The amounts forgiven are booked as a capital transaction at October 4, 2023.

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

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The terms of such warrants would be identical to those of the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7—SHAREHOLDERS’ DEFICIT

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were no shares of Class A ordinary shares issued or outstanding (excluding 5,600,483 and 13,000,000 shares subject to possible redemption), respectively.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At September 30, 2023 and December 31, 2022, there were 3,250,000 Class B ordinary shares issued and outstanding, respectively. Of the 3,737,500 Class B ordinary shares outstanding at December 31, 2022, an aggregate of up to 487,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would have collectively owned 20% of the Company’s issued and outstanding ordinary shares after the IPO. On March 10, 2022, the Old Sponsor effected a surrender of the 487,500 founder shares to the Company for no consideration upon expiration of the over-allotment option.

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

NOTE 8—FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on September 30, 2023 and December 31, 2022 and indicates the Level 3 fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$650	$650	$—	$—
Warrant liabilities – Private Placement Warrants	790	—	—	790
	$1,440	$650	$—	$790

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$780,000	$780,000	$—	$—
Warrant liabilities – Private Placement Warrants	948,000	—	948,000	—
	$1,728,000	$780,000	$948,000	$—

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

At September 30, 2023 and December 31, 2022, the Company used the quoted price on NASDAQ to establish the fair value of the Public Warrants.

The Private Placement Warrants were transferred to a Level 2 from a Level 3 during the year ended December 31, 2022, due to the use of an observable market quote for a similar asset in an active market. The Private Placement Warrants changed from Level 2 at March 31, 2023 to Level 3 at September 30, 2023 as a result of the lack of an observable market quote of the Public Warrants on that day.  At September 30, 2023 and December 31, 2022 a Monte Carlo simulation methodology was used in estimating the fair value of the Private Placement Warrants using the same expected volatility as was used in measuring the fair value of the Public Warrants.

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

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2023, we had $514,745 in cash and working capital deficit of $684,607. Transaction costs related to our IPO amounted to $7,647,620 consisting of $2,600,000 of underwriting discount, $4,550,000 of deferred underwriting discount, and $497,620 of other offering costs. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

As of September 30, 2023, we have not commenced any operations. All activity for the period from May 20, 2021 (inception) through September 30, 2023, relates to our formation and IPO, and, since the completion of our IPO, searching for a target to consummate an initial Business Combination and negotiating a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the Trust Account.

For the three months ended September 30, 2023, we had a net income of $1,014,277, which consisted of other income attributable to the reduction of deferred underwriting fee allocated to offering costs of $186,550, unrealized gain on change in fair value of warrants of $416,950 and trust interest income of $778,829, partially offset by formation and operating costs of $368,052.

For the nine months ended September 30, 2023, we had a net income of $3,961,115, which consisted of other income attributable to the reduction of deferred underwriting fee allocated to offering costs of $186,550, unrealized gain on change in fair value of warrants of $1,726,560 and trust interest income of $3,069,235, partially offset by formation and operating costs of $1,021,230.

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

Liquidity and Capital Resources; Going Concern

As of September 30, 2023, we had $514,745 cash on hand and working capital deficit of $684,607.

For the nine months ended September 30, 2023, cash used in operating activities was $438,469. Net income of $3,961,115 was affected by unrealized gain on change in fair value of warrant liabilities of $1,726,560, other income attributable to the reduction of deferred underwriting fee allocated to offering costs of $186,550, and interest earned on marketable investments held in the Trust Account of $3,069,235. Changes in operating assets and liabilities provided $582,761 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $1,100,439. Net income of $7,960,653 was affected by unrealized gain on change in fair value of warrant liabilities of $8,064,000, warrant issuance costs of $335,231, gain on expiration of overallotment option of $390,000, interest earned on marketable investments held in the Trust Account of $790,345. Changes in operating assets and liabilities used $151,978 of cash for operating activities.

For the nine months ended September 30, 2023, cash provided by investing activities was $77,021,024. This included principal deposited into the Trust Account from extension payments totaling $450,000 and cash withdrawn from the Trust Account in connection with a partial redemption of $77,471,024.

For the nine months ended September 30, 2022, cash used in investing activities was $132,600,000 which resulted from principal deposited into the Trust Account from the Initial Public Offering.

For the nine months ended September 30, 2023, cash used in financing activities was $77,171,024. This included proceeds from the Sponsor promissory note of $300,000 and cash withdrawn from the Trust Account for the partial redemption of ordinary shares of $77,471,024.

For the nine months ended September 30, 2022, cash provided by financing activities was $134,850,805. This included $127,400,000 of proceeds from the initial public offering, net of underwriters’ discount, $7,900,000 of proceeds from private placement warrants, $142,350 in payments of the Sponsor promissory note and $306,845 in the payment of deferred offering costs.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2023 and December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of ordinary shares, which are referred to as Class A and Class B. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period. We did not consider the effect of the warrants issued in connection with the IPO and the private placement in the calculation of diluted income (loss) per ordinary share because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share. Remeasurement associated with the redeemable Class A ordinary share is excluded from income per ordinary share as the redemption value approximates fair value.

At September 30, 2023 and 2022, weighted average shares were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At September 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to material weaknesses in our internal control over financial reporting, as defined in the SEC guidelines for public companies. The material weaknesses identified relate to ineffective controls over recording of accounting transactions in the proper period, controls over accounting for and disclosure of complex financial instruments in the proper period, including those requiring them to apply complex accounting principles as a means of differentiating between liability, temporary equity and permanent equity classification, controls over fair value estimation of complex financial instruments such as Class B ordinary shares, earnout provision, and forfeiture provision, and controls over timely reconciliation of accrued legal expenses and NASDAQ filing fees.

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