Form 10-K
period 2023-12-31
Chenghe Acquisition I Co.
filed 2024-04-12
CIK 1868269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code: +65 9851 8611 Securities registered pursuant to Section 12(b) of the Act:

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $59,785,156, calculated by using the closing price of the Class A Ordinary shares on such date on The Nasdaq Global Market of $10.675.

As of April 12, 2024, there were 5,000,000 Class A ordinary shares, $0.0001 par value, and 2,191,873 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (this “report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination with Femco Steel Technology Co., Ltd., or any other business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the adverse impacts that events outside of our control, such as increased geopolitical unrest, significant outbreaks of infectious diseases (such as COVID-19) and increased volatility in the debt and equity markets, may have on our ability to consummate an initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

PART I

References in this report to “we,” “us,” “Company” or “our company” are to Chenghe Acquisition I Co., a Cayman Islands exempted company. References to “management” or our “management team” are to our officers and directors. References to the “Old Sponsor” are to LatAmGrowth Sponsor LLC, a Delaware limited liability company. References to the “New Sponsor” are to Chenghe Investment I Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands. References to our “sponsor” are to each of the Old Sponsor and the New Sponsor, unless the context indicates otherwise. References to our “initial shareholders” are to the holders of our Class B ordinary shares.

Item 1.    Business

Introduction

We, Chenghe Acquisition I Co. (f/k/a LatAmGrowth SPAC), are a blank check company incorporated in May 2021 as a Cayman Islands exempted company. On October 25, 2023, our shareholders approved to change the name of the Company from LatAmGrowth SPAC to Chenghe Acquisition I Co. as a result of the Sponsor Sale (see details of such Sponsor Sale below). Our primary business purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“business combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

Our executive offices are located at 38 Beach Road #29-11, South Beach Tower, Singapore and our telephone number is +65 9851 8611. Our corporate website address is https://chengheinv.com/chenghe-acquisition-i-co/. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

The registration statement for our initial public offering (“IPO”) was declared effective on January 24, 2022. On January 27, 2022, we consummated our IPO of 13,000,000 units, (the “units”), at $10.00 per unit, generating gross proceeds of $130,000,000. Each unit consists of one Class A ordinary shares, par value $0.0001 (the “Class A ordinary share” or “public share”) and one-half of one redeemable warrant (the “public warrant”).

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,900,000 warrants (the “private placement warrants”), at a price of $1.00 per private placement warrant in a private placement to the Old Sponsor, generating gross proceeds of $7.9 million.

Transaction costs amounted to $7,312,389 consisting of $2,600,000 of underwriting discount, $4,550,000 of deferred underwriting discount, and $497,620 of other offering costs. In addition, $2,494,203 of cash was held outside of the trust account and was available for working capital purposes at the consummation of the IPO.

Following the closing of the IPO on January 27, 2022, an amount of $132,600,000 ($10.20 per unit) from the net proceeds of the sale of the public units in our IPO and the sale of the private placement warrants was placed in a trust account and are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a - 7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any, the proceeds from the IPO and the sale of the private placement warrants will not be released from the trust account until the earliest of (i) the completion of the initial business combination and (ii) the redemption of the public shares if we have not completed an initial business combination within the time frame to consummate the business combination period (the “Combination Period”) as defined in our amended and restated memorandum and articles of association (as amended from time to time, the “MAA”) or during any extended time that we have to consummate a business combination as a result of a shareholder vote to amend the MAA or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the MAA to (A) modify the substance or timing of our obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the we have not consummated an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of the public shareholders.

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

On October 2, 2023, in connection with the Sponsor Sale, EBC issued a waiver letter (“EBC Waiver Letter”) to the Company, pursuant to which, the EBC BCMA is terminated. Under the EBC Waiver Letter, the Company agreed that such Class B ordinary shares to be transferred by the Old Sponsor to EBC under the EBC Letter Agreement will have the same registration rights as the other Class B ordinary shares held by the Old Sponsor.

Extension of Combination Period and Sponsor Loans

First Extraordinary General Meeting

On April 13, 2023, the Company convened an extraordinary general meeting (the “First Extraordinary General Meeting”) virtually. At the First Extraordinary General Meeting, the shareholders approved (1) the proposal to amend the Company’s MAA to extend the date (the “Termination Date”) by which the Company must (i) consummate its business combination, (ii) cease its operations except for the purpose of winding up if it fails to consummate a business combination, and (iii) redeem all of the Company’s public shares from April 27, 2023 to November 27, 2023 (the “First Extension Amendment” and such proposal, the “First Extension Amendment Proposal”); (2) the proposal to amend the Investment Management Trust Agreement, dated January 24, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, to allow the Company to extend, on a month to month basis, the date on which the Continental Stock Transfer & Trust Company must liquidate the trust account if the Company has not completed its initial business combination, from April 27, 2023 to up to November 27, 2023 by depositing into the trust account the lesser of $150,000 or $0.0375 per public share that remains outstanding and is not redeemed in connection with the First Extension Amendment Proposal per calendar month commencing on April 27, 2023 (the “First Trust Amendment”); (3) the proposal to amend the Company’s MAA to provide for the right of a holder of the Company’s Class B ordinary shares (par value $0.0001, the “Class B ordinary shares” or “founder shares”) to convert into Class A ordinary shares on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Founder Share Amendment Proposal”); and (4) the proposal to amend the Company’s MAA to remove the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001. The approval of the First Extension Amendment Proposal gives the Company an additional 7 months to consummate its business combination under the Combination Period.

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

Second Extraordinary General Meeting

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

On October 25, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note (the “October 2023 Note”) to the New Sponsor, for a principal amount of up to $1,960,000. As of December 31, 2023, the total outstanding under the October 2023 Note was $404,170. As of the date hereof, additional $450,159 has been drawn from the October 2023 Note for working capital purposes. On each of October 30, 2023 and November 29, 2023, the Company deposited $80,000 as Extension Contributions into the trust account to extend the Termination Date to December 27, 2023. On January 3, 2024, $76,512 was deposited as Extension Contribution into the trust account by FST (as defined below) pursuant to the Business Combination Agreement (as defined below), whereunder FST agreed to bear all of the fees and costs relating to the extension of the Company’s Termination Date not exceeding $80,000 per month. On each of February 2, 2024, March 4, 2024 and April 2, 2024, $78,837 was deposited as Extension Contribution into the trust account by FST pursuant to the Business Combination Agreement, extending the Termination Date to April 27, 2024. The Extension Contributions loaned by the sponsor will be forgiven if the Company is unable to consummate a business combination except to the extent of any funds held outside of the trust account. If the Business Combination Agreement is terminated by FST due to the Company’s shareholders’ failure to approve the FST Business Combination (as defined below) or the Company’s material breach of its obligations as described in the Business Combination Agreement, the Company shall pay and reimburse FST the Extension Contribution(s) FST has deposited in the trust account with funds held outside of the trust account.

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

Delist of Public Warrants

On June 15, 2023, the Company received a written notice from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1,000,000, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in the Nasdaq Listing Rule 5452(b)(C) (the “Rule”), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1,000,000 (the “Notice”). The Company has been given 45 calendar days from the date of the Notice to submit a plan to regain compliance with the Rule. The Company did not submit such plan. On August 16, 2023, the Staff notified the Company that Nasdaq determined to commence proceedings to delist the Company’s public warrants, each whole warrant exercisable to purchase one Class A ordinary share at a price of $11.50 per share, and listed to trade on Nasdaq under the symbol “LATGW”, from Nasdaq and that trading in the public warrants would be suspended at the opening of business on August 25, 2023, due to the Company’s failure to maintain a minimum of $1,000,000 in aggregate market value of its outstanding warrants for continued listing under Nasdaq Listing Rule 5452(b)(C). The Company did not appeal the Staff’s delisting determination. As a result, a Form 25 was filed by Nasdaq on September 8, 2023 with the Securities and Exchange Commission (the “SEC”) to remove the Company’s public warrants from listing and registration on Nasdaq.

Waivers by IPO Underwriters to Deferred Underwriting Fee

On September 8, 2023, BofA Securities, Inc. (“BofA”) delivered a letter to the Company to waive its entitlement to the payment of $2,275,000 deferred underwriting fee to be paid under the terms of the underwriting agreement (the “Underwriting Agreement”) dated January 24, 2022 entered into in connection with the IPO by and among us, BofA and Banco BTG Pactual S.A. (“BTG Pactual”). On September 19, 2023, BTG Pactual delivered a letter to us to waive its entitlement to the payment of $2,275,000 deferring underwriting fee with respect to our business combination.

The Company did not seek out the reasons why BofA and BTG Pactual waived their respective deferred underwriting fee. BofA and BTG Pactual received no additional consideration for the waiver of their respective entitlement to the deferred underwriting fee.

Sponsor Sale

The Company’s New Sponsor is Chenghe Investment I Limited, an exempted company incorporated with limited liability under the laws of Cayman Islands and the Old Sponsor is LatAmGrowth Sponsor LLC, a Delaware limited liability company. On September 29, 2023, the Company, the Old Sponsor and the New Sponsor entered into a securities purchase agreement (the “SPA”), and on October 6, 2023, the Old Sponsor and the New Sponsor consummated the transactions contemplated by the SPA (the “Sponsor Sale”) pursuant to which the New Sponsor acquired an aggregate of (i) 2,650,000 Class B ordinary shares of the Company and (ii) 7,900,000 private placement warrants held by the Old Sponsor for an aggregate purchase price of $1.00 plus New Sponsor’s agreement to deposit into the trust account (a) on the closing of the Sponsor Sale, $450,000 for due and payable extension contribution payments which was provided to the Company in the form of a promissory note from the New Sponsor incurred prior to the date of the SPA and (b) on any other applicable due date, other extension payments that may become due after the Sponsor Sale, and in accordance with the terms of the Trust Agreement. Prior to the Sponsor Sale closing, the Old Sponsor and the Company shall take all actions necessary to ensure that the Company has fully satisfied, discharged and/or paid all of the Company’s Liabilities (as defined in the SPA) incurred on or prior to the closing date of the Sponsor Sale. Following the completion of the Sponsor Sale, the Old Sponsor owns 600,000 Class B ordinary shares and no private placement warrants. The Old Sponsor, the New Sponsor and the Company further agreed that after the completion of the Sponsor Sale, to the extent that the New Sponsor transfers any Class B ordinary shares (the “Committed Shares”) for the purpose of securing further extension of the period of time that the Company can consummate its initial business combination (“Further Extension”), or reducing the number of holder of Class A ordinary shares electing to exercise its redemption rights in connection with any Further Extension, if the number of Class B ordinary shares so transferred by the New Sponsor is less than 1,000,000 Class B ordinary shares, the New Sponsor shall transfer to the Old Sponsor, at the closing of the business combination, a number of additional Class B ordinary shares equal to the product of (i) 1,000,000 minus the number of Committed Shares and (ii) 0.5, rounded down to the nearest whole number (the “Earnout Shares”), provided that the number of Earnout Shares shall not exceed 250,000 Class B ordinary shares in the aggregate; provided further that, if the New Sponsor uses only cash or other arrangements (excluding the use of Class B ordinary shares) to secure the Further Extension, the amount of the Earnout Shares shall be 100,000 Class B ordinary shares. For the avoidance of doubt, if the New Sponsor uses a combination of cash or other arrangements and Class B ordinary shares to secure the Further Extension, the Old Sponsor shall be entitled to receive Earnout Shares based on the number of Class B ordinary shares transferred, in accordance with the formula described above.

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

Proposed Business Combination with Femco Steel Technology Co., Ltd.

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

Under the Business Combination Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the FST Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) the accuracy of representations and warranties to various standards, from no material qualifier to a material adverse effect qualifier, (ii) material compliance with pre-closing covenants, (iii) no material adverse effect for FST, (iv) FST’s Company Acquisition Percentage (as defined in the Business Combination Agreement) reaching at least 90%, (v) the consummation of the FST Restructuring (as defined in the Business Combination Agreement), (vi) the delivery of customary closing certificates, (vii) the receipt of Taiwan DIR Approval and such approval being effective, (viii) the absence of a legal prohibition on consummating the transactions, (ix) approval by the shareholders of the Company and FST, (x) approval of a listing application on the applicable stock exchange for newly issued shares, and (xi) the Company having at least US$5,000,001 of net tangible assets remaining after redemption.

Ancillary Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the closing of the FST Business Combination, including, among others, the following:

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, the New Sponsor, the Old Sponsor and FST entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which each Sponsor has agreed to, among other things, vote in favor of the transaction contemplated under the Business Combination Agreement, from the date when FST received the Taiwan DIR Approval (as defined therein) until the closing of the FST Business Combination or, if earlier, until termination of the Business Combination Agreement.

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

Investor Rights Agreement

At the closing of the FST Business Combination, CayCo, the Company, FST and other parties listed thereto will enter into an investor rights agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, (i) CayCo will agree to undertake certain resale shelf registration obligations in accordance with the U.S. Securities Act of 1933 (the “Securities Act”) and certain holders have been granted customary demand and piggyback registration rights, and (ii) each party to the Investor Rights Agreement agrees to cause (x) the board of CayCo to be comprised of five (5) directors (subject to increase by unanimous resolutions of the board from time to time), (y) one (1) of such directors should be nominated by the New Sponsor and (z) as long as the Sponsor Parties (as defined therein) beneficially own any ordinary shares of CayCo, CayCo shall take all necessary actions to cause the individuals nominated by the New Sponsor to be elected as directors.

Financial Advisor Engagement Letter

On January 31, 2024, the Company signed an engagement letter with Revere Securities, LLC, pursuant to which, the Company has engaged Revere Securities, LLC to act as its financial advisor (a) in connection with the FST Business Combination and (b) on any private investment in the Company consisting of equity, debt, and/or equity-linked securities in connection with the FST Business Combination.

Effecting Our Initial Business Combination

General

As described above, we have entered into a definitive agreement for FST Business Combination. Unless otherwise stated, this report does not assume the closing of the FST Business Combination. References to the term “initial business combination” in this section include the FST Business Combination where context requires.

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. In connection with the IPO, an affiliate of the Old Sponsor (the “Sponsor Affiliate”) entered into a forward purchase agreement with us that provides for the purchase by the Sponsor Affiliate of an aggregate of up to 4,000,000 units (the “forward purchase units”) for an aggregate purchase price of up to $40,000,000, in a private placement that will close simultaneously with the closing of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants and the forward purchase units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

In order to finance transaction costs in connection with an intended initial business combination, the sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obliged to, loan us funds as may be required (the “working capital loan”). If we complete our business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used to repay such loaned amounts. Up to $1,500,000 of the working capital loan may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The terms of such warrants would be identical to those of the private placement warrants of the Company. As of December 31, 2023 and 2022, the Company had no borrowings under the working capital loans.

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

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) or a valuation or appraisal firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Fair Market Value of Target Business

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination upon standards generally accepted by the financial community. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of the FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

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

We cannot assure you that any of our key personnel or advisory board member will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel or advisory board member will remain with the combined company will be made at the time of our initial business combination.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our MAA. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

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

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. None of the funds in the trust account will be used to purchase shares in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

In addition, if such purchases are made, the public “float” of our Class A ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is $11.06 per public share (excluding the Class A ordinary shares held by our sponsor) as of December 31, 2023. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination (the “letter agreement”, a copy of which is filed as an exhibit to this report).

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our MAA would require shareholder approval. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above are contained in provisions of our MAA and apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of two-thirds of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our MAA:

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

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased after our IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to the founder shares and the Class A ordinary shares held by our sponsor, we would need 324,937, or 8.2%, of the 3,941,873 public shares held by non-affiliate shareholders to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name, address and telephone number of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

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

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our MAA provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our MAA provide that we will have only until the Combination Period to complete our initial business combination. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the time period.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our MAA (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account. As at December 31, 2023, we had no cash on hand and had working capital deficit of $2,116,996. We may raise additional capital through working capital loans (as defined below) from the sponsor, affiliates of the sponsor, our officers and directors, or though loans from third parties, but there is no assurance that the new financing will be available on commercially acceptable terms, if at all. To the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. However, there is no assurance that we will be able to raise additional capital and have sufficient funds to complete the business combination, in which case, we will be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. Furthermore, even if additional financing can be obtained, there is no assurance that such new financing will be available to it on commercially acceptable terms, if at all.

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

Although we will seek to have all vendors, service providers (other than Marcum Asia CPAs LLP, our independent registered public accounting firm and Marcum LLP, our previous independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third-party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum Asia CPAs LLP, our independent registered public accounting firm, and Marcum LLP, our previous independent registered public accounting firm and the underwriters of our IPO would not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than Marcum Asia CPAs LLP, our independent registered public accounting firm and Marcum LLP, our previous independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than Marcum Asia CPAs LLP, our independent registered public accounting firm and Marcum LLP, our previous independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the Combination Period, (ii) in connection with a shareholder vote to amend our MAA (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our MAA, like all provisions of our MAA, may be amended with a shareholder vote.

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

Facilities

We currently utilize office space at 38 Beach Road #29-11, South Beach Tower, Singapore. We consider our current office space adequate for our current operations.

Employees

Zhiyang Zhou is our chief executive officer and chief financial officer. Ms. Zhou is not obligated to devote any specific number of hours to our matters but she intends to devote as much of her time as she deems necessary to our affairs until we have completed our initial business combination. The amount of time she will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have filed a Registration Statement on Form 8 - A with the SEC to voluntarily register our units, Class A ordinary shares and public warrants under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act, including the requirement that we file annual, quarterly and current reports with the SEC. As disclosed above, Nasdaq filed a Form 25 on September 8, 2023 to remove our public warrants from listing and registration on Nasdaq. Our units and Class A ordinary shares remain listed on Nasdaq. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, which is located at www.sec.gov.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principals generally accepted in the United States of America (“U.S. GAAP”) or International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”). As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.

We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.    Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, the prospectus associated with the IPO and the registration statement for the IPO (such prospectus and registration statement, collectively, the “IPO Registration Statement”) before making a decision to purchase our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. These risks are more fully described in the section titled “Risk Factors” immediately following this risk factors summary. These risks include, among others, the following:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and volatility in the debt and equity markets.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern” through the twelve-month period from the date the financial statements included in this report are filed.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
●	If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
●	If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share.
●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.
●	We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.
●	Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
●	We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.
●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
●	Our initial shareholders control a substantial interest in us and thus may exert substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
●	The initial business combination may be delayed or ultimately prohibited since such initial business combination may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States.
●	We are dependent upon our officers, directors and advisory board member and their loss could adversely affect our ability to operate.

●	Certain members of our board of directors, management team and advisory board may be involved in and have a greater financial interest in the performance of other entities affiliated with our sponsor, and such activities may create conflicts of interest in making decisions on our behalf.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	Our public warrants have been delisted from Nasdaq.
●	Nasdaq may delist our units and Class A ordinary shares from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	A registration of the Class A ordinary shares issuable upon exercise of the warrants may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis.
●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
●	Past performance by our management team, board members, advisory board member, our sponsor, Chenghe Group and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.
●	The prior investment track records our management team, board members, advisory board member, our sponsor, Chenghe Group and their respective affiliates may not be available on publicly available sources or may be subject to confidential agreements.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

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

While we plan to hold a shareholders meeting in connection with the FST Business Combination, we may choose not to hold a shareholder vote to approve an alternative business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination. Please see “Item 1. Business—Effecting Our Initial Business Combination—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. If accepting all properly submitted redemption requests would cause our net tangible assets to be less than such amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern” through the twelve-month period from the date the financial statements included in this report are filed.

At December 31, 2023, we had no cash on hand and had working capital deficit of $2,116,996. We expect to incur significant costs in pursuit of our acquisition plans, and any such pursuit may not be successful. We can raise additional capital through working capital loans from the sponsor, an affiliate of the sponsor, certain of the Company’s officers and directors, or through loans from a third party. We cannot assure shareholders that we will be able to raise additional capital and have sufficient liquidity to fund the working capital needs of the Company through the period that ends twelve months from the date the financial statements included in this report are filed or that we will be able to consummate an initial business combination. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any target with which we may consummate a business combination could be materially and adversely affected by events that are outside our control. For example, geopolitical unrest, including war, terrorist activity, and acts of civil or international hostility are increasing. Similarly, other events outside of our control, including natural disasters, climate-related events, pandemics or health crises (such as COVID-19 pandemic) may arise from time to time. Any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target with which we may consummate a business combination could be materially and adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Furthermore, the occurrence of such events that are outside of our control may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

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

If we are unable to consummate our initial business combination within the Combination Period, the funds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our MAA prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Combination Period before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the funds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our Sponsor owns approximately 45.2% of our issued and outstanding ordinary shares, including1,058,127 Class A ordinary shares and 2,191,873 Class B ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our MAA provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the sponsor. As a result, in addition to the founder shares and the Class A ordinary shares held by our sponsor, we would need 324,937, or 8.2%, of the 3,941,873 public shares held by non-affiliate shareholders to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

The funds from the sale of the forward purchase units are expected to be used as part of the consideration to the sellers in our initial business combination, and to pay expenses in connection with our initial business combination and may be used, with the agreement of with the Sponsor Affiliate, for working capital in the post-transaction company. If the Sponsor Affiliate does not agree to fund more than the amount necessary to complete the initial business combination, the post-transaction company may not have enough cash available for working capital. The obligations under the forward purchase agreement do not depend on whether any public stockholders elect to redeem their shares in connection with our initial business combination and provide us with a minimum funding level for the initial business combination. However, if the sale of the forward purchase units does not close by reason of the failure of the Sponsor Affiliate to fund the purchase price for its forward purchase units, for example, we may lack sufficient funds to consummate our initial business combination. The Sponsor Affiliate’s commitment under the forward purchase agreement will be contingent on SouthLight Capital (f/k/a Colony LatAm Partners) completing the raising of a new fund. Additionally, the Sponsor Affiliate’s commitment under the forward purchase agreement will be subject to approval, prior to our entering into a definitive agreement for our initial business combination, of its investment committee. Additionally, the Sponsor Affiliate’s obligations to purchase the forward purchase units are subject to termination prior to the closing of the sale of such securities by mutual written consent, or automatically: (i) if our initial business combination is not consummated within the completion window; or (ii) if our sponsor or we become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of our sponsor or us, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. In addition, the Sponsor Affiliate’s obligations to purchase the forward purchase units are subject to fulfillment of customary closing conditions, including that our initial business combination must be consummated substantially concurrently with the purchase of the forward purchase units. In the event of any such failure to fund by the Sponsor Affiliate, any obligation is so terminated or any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

If we seek shareholder approval of our initial business combination, our sponsor, our other initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our initial shareholders, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans to intentions to engage in such transactions and have not formulated any term of conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

In addition, if such purchases are made, the public “float” of our Class A ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

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

If the cash portion of the purchase price for a target business exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

Certain other entities affiliated with Chenghe Group have similar or overlapping investment objectives and guidelines, and we may not be presented with investment opportunities that may otherwise be suitable for us.

Chenghe Group, which owns our New Sponsor and is our affiliate, currently invests and plans to continue to invest third-party capital in a wide variety of investment opportunities globally. Chenghe Group, led by Mr. Richard Qi Li and his team, is an investment holding company committed to creating value for clients and society by identifying and investing in people or business with disruptive forces, right value proposition, strong execution and vision. In addition, Chenghe Group and/or its shareholders, directors and officers own or are affiliated with, and may in the future own or become affiliated with other special purpose acquisitions companies. There may be overlap of investment opportunities with certain existing and future entities owned or managed by or affiliated with Chenghe Group. This overlap could create conflicts of interest. In particular, investment opportunities that may otherwise be suitable for us may not be presented to us by Chenghe Group or our New Sponsor. This overlap could also create conflicts in determining to which entity a particular investment opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

This overlap could also create conflicts in determining to which entity a particular investment opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business or financing opportunity may be presented to another entity prior to its presentation to us.

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

In June 2021, the Old Sponsor paid $25,000, or approximately $0.007 per share, to cover certain of our offering costs, in exchange for an aggregate of 3,737,500 founder shares. The purchase price of the founder shares was determined by dividing the amount of expenses paid on behalf of the company by the number of founder shares issued. On March 10, 2022, the Old Sponsor effected a surrender of 487,500 founder shares to the company for no consideration, resulting in a decrease in the number of Class B ordinary shares outstanding from 3,737,500 to 3,250,000, such that the total number of founder shares represents 20% of the total number of ordinary shares outstanding upon the completion of our IPO. In addition, the Old Sponsor purchased an aggregate of 7,900,000 private placement warrants for an aggregate purchase price of $7.9 million, or $1.00 per warrant. In October 2023, the Old Sponsor and the New Sponsor completed the Sponsor Sale, pursuant to which (i) 2,650,000 Class B ordinary shares and 7,900,000 private placement warrants of the Company were transferred by the Old Sponsor to the New Sponsor and (ii) the Old Sponsor owns 600,000 Class B ordinary shares. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Termination Date nears, which is the deadline for our completion of an initial business combination.

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

While we sold our units at an offering price of $10.00 per unit and the amount in the trust account is $10.20 per public share, implying an initial value of $10.20 per public share, our Old Sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.007 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. Our Old Sponsor has invested an aggregate of approximately $7.93 million in us, comprised of the $25,000 purchase price for the founder shares and the $7.9 million purchase price for the private placement warrants. As a result, even if the trading price of our ordinary shares significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us even if the trading price of our ordinary shares is less than $1.00 per share and even if the private placement warrants are worthless. In October 2023, the Old Sponsor and the New Sponsor completed the Sponsor Sale pursuant to which, 2,650,000 Class B ordinary shares and 7,900,000 private placement warrants of the Company were transferred by the Old Sponsor to the New Sponsor with purchase price of $1 and the New Sponsor’s agreement to pay for the extensions of the Termination Date. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders who purchased their units in our IPO could lose significant value in their public shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker performing or less established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or international financial reporting standards as issued by the IFRS depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

At December 31, 2023, we had no cash on hand and had working capital deficit of $2,116,996.

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

We can borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The terms of such warrants would be identical to those of the private placement warrants.

However, there is no assurance that we will be able to raise additional capital and have sufficient funds to complete the business combination, in which case, we will be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. Furthermore, even if additional financing can be obtained, there is no assurance that such new financing will be available to it on commercially acceptable terms, if at all. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Because our trust account is expected to contain approximately $11.06 per Class A ordinary share at the time of our initial business combination, our public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our trust account contains $11.06 per public share (excluding the Class A ordinary shares held by our sponsor) as of December 31, 2023. This is different than some other similarly structured blank check companies for which the trust account will only contain $10.00 per Class A ordinary share. As a result of the additional funds receivable by public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares.

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

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Marcum Asia CPAs LLP, our independent registered public accounting firm and Marcum LLP, our previous independent registered public accounting firm, and the underwriters of our IPO would not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than Marcum Asia CPAs LLP, our independent registered public accounting firm and Marcum LLP, our previous independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a - 7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our MAA, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine and to imprisonment in the Cayman Islands.

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

Upon the closing of our IPO, our initial shareholders own 20% of our issued and outstanding ordinary shares and as the date hereof, our sponsor owns approximately 45.2% of our issued and outstanding ordinary shares, including 1,058,127 Class A ordinary shares and 2,191,873 Class A ordinary shares. In addition, prior to our initial business combination, holders of the founder shares will have the right to appoint all of our directors and may remove members of the board of directors for any reason in any general meeting held prior to or in connection with the completion of our initial business combination. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our MAA may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our MAA and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Neither our initial shareholders nor, to our knowledge, any of our directors or officers, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders do not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team and advisory board to identify and acquire a business or businesses that can benefit from our management team’s and advisory board’s established global relationships and operating experience. Our management team and advisory board have extensive experience in identifying and executing strategic investments regionally and has done so successfully in a number of early stage companies across a variety of industries and end markets. Our MAA prohibit us from effectuating a business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, or at any earlier time at the option of the holders thereof. In the case that additional Class A ordinary shares or equity-linked securities other than forward purchase units are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, pursuant to the forward purchase agreement or to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The net proceeds from our IPO and the private placement of warrants provided us with $132.6 million, after payment of redemptions in an aggregate amount of $95.6 million in relation to the First Extension Amendment and the Second Extension, and including Extension Contributions deposited in the trust account, we have funds of $43.6 million in the trust account as of December 31, 2023. In addition, we have up to $40.0 million to be raised pursuant to the forward purchase agreement. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our MAA does not provide a specified maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Certain agreements related to our IPO may be amended without shareholder approval.

Each of the agreements related to our IPO to which we are a party, other than the warrant agreement (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements) and the investment management trust agreement, may be amended without shareholder approval. Such agreements are the Underwriting Agreement; the letter agreement among us and our initial shareholders, sponsor, officers and directors; the registration rights agreement among us and our initial shareholders; the private placement warrants purchase agreement between us and our sponsor; and the forward purchase agreement between us and the Sponsor Affiliate. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial shareholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Our initial shareholders control a substantial interest in us and thus may exert substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon closing of our IPO, our initial shareholders own 20% of our issued and outstanding ordinary shares and as of the date hereof, our sponsor owns approximately 45.2% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our MAA. If our initial shareholders purchase any units in our IPO or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting following the business combination, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

Risks Relating to our Sponsor and Management Team

The initial business combination may be delayed or ultimately prohibited since such initial business combination may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States.

Certain investments that involve, directly or indirectly, the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” certain “critical infrastructure” and/or “sensitive personal data.”

If a potential initial business combination falls within CFIUS’s jurisdiction, the parties may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. The New SPAC Sponsor is a Cayman Islands limited liability company whose sole member is Chenghe Group Limited, a British Virgin Islands incorporated company controlled by Richard Qi Li. Mr. Li is a foreign person under the CFIUS regulations. Except as disclosed herein, the New SPAC Sponsor has no other substantial ties with a non-U.S. person. While FST and the Company do not believe that the initial business combination would be subject to the jurisdiction of CFIUS because, post-Closing, neither the Company nor its investors will have any rights that trigger CFIUS’ jurisdiction (under 31 C.F.R. §§ 800.208, 211), if CFIUS decides to make an inquiry regarding the initial business combination and determines that it has jurisdiction over the Company’s s initial business combination, CFIUS may decide to block or delay the Company’s initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order it to divest all or a portion of a U.S. business of the combined company if it had proceeded without first obtaining CFIUS clearance. The likelihood of a CFIUS inquiry concerning a potential business combination transaction generally tends to be higher if one or more “control” persons of a sponsor is from Hong Kong or the PRC, as is the case with the Company; Mr. Li is a permanent resident of Hong Kong.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because the Company has only a limited time to complete its initial business combination, its failure to obtain any required approvals within the requisite time period may require it to liquidate. If the Company winds up and liquidates, public shareholders may only receive the redemption value per share, and its warrants will expire worthless. This will also cause investors to lose any potential investment opportunity in a target company and the chance of realizing future gains on our shareholders’ investment through any price appreciation in the combined company.

We are dependent upon our officers, directors and advisory board member and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers, directors and our advisory board member. We believe that our success depends on the continued service of our officers, directors and advisory board member, at least until we have completed our initial business combination. In addition, our officers, directors and advisory board member are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our officers, directors or advisory board member. The unexpected loss of the services of one or more of our officers, directors or advisory board member could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, including members of our management team, some of whom may join us following our initial business combination, as well as the efforts and support of the advisory board member. The loss of key personnel and advisory board member could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel, including members of our management team, as well as the efforts and support of our advisory board member. The role of our key personnel and our advisory board member in the target business, however, cannot presently be ascertained. Although some of our key personnel and our advisory board member may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel, including members of our management team, as well as advisory board member may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel and/or advisory board member. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel, including members of our management team, as well as advisory board member may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel and/or advisory board member’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers, directors and advisory board member will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers, directors and advisory board member are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’, directors’ and advisory board member’s other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. In particular, as our advisory board member serves solely in an advisory capacity, he does not have duty to allocate time to our business and will have conflict of interest in allocating his time to other business activities where he has duties to serve in a management or other official capacity. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our officers, directors and advisory board member presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers, directors and advisor presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In particular, our advisor acts solely in an advisory capacity and does not owe us any fiduciary or contractual duty to provide us with investment opportunities while he at the same time is subject to certain fiduciary or contractual duties to other entities for which he serves as a director, officer or other position. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Our MAA provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other.

In addition, our sponsor and our officers, directors and advisor may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination because our management team and advisory board have significant experience in identifying and executing multiple acquisition opportunities simultaneously, and as we believe there are a number of potential opportunities within the industries and geographies of our primary focus.

Our officers, directors, advisory board member, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, advisory board member, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors, officers or advisory board member, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors, officers and advisory board member may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’, officers’ and advisory board member’s discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors, advisory board member or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors and advisory board member with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors, advisory board member or other existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers, directors and advisory board member are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors, advisory board member or other existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Certain members of our board of directors, management team and advisory board member, may be involved in and have a greater financial interest in the performance of other entities affiliated with our sponsor, and such activities may create conflicts of interest in making decisions on our behalf.

Certain of our directors, members of our management team and advisory board may be subject to a variety of conflicts of interest relating to their responsibilities to our sponsor and its other affiliates. Such individuals may serve as members of management or a board of directors (or in similar such capacity) to various other affiliated entities. Such positions may create a conflict between the advice and investment opportunities provided to such entities and the responsibilities owed to us. The other entities in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain of our principals and employees may have a greater financial interest in the performance of such other affiliated entities than our performance. Such involvement may create conflicts of interest in sourcing investment opportunities on our behalf and on behalf of such other entities.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our MAA (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business combination within the Combination Period, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the funds held in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public warrants have been delisted from Nasdaq.

On June 15, 2023, we received a written notice from the Listing Qualifications Department of Nasdaq indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1,000,000, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in the Nasdaq Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1,000,000.

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

Nasdaq may delist our units and Class A ordinary shares from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Despite the delisting of our public warrants, our units and Class A ordinary shares are currently listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our MAA provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

In order not to be regulated as an investment company under the Investment Company Act, unless it can qualify for an exclusion, a company must ensure that it is engaged primarily in a business other than investing, reinvesting or trading of securities and that its activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The SEC recently provided guidance that the determination of whether a special purpose acquisition company, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities, and “is a question of facts and circumstances” requiring individualized analysis. When applying these factors to us we do not believe that our principal activities will subject us to the Investment Company Act. To this end, the Company was formed for the purpose of completing an initial business combination with one or more businesses. Since our inception, our business has been and will continue to be focused on identifying and completing an initial business combination, and thereafter, operating the post-transaction business or assets for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor. In addition, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a - 7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until January 2024, when, to mitigate the potential risk that we might be deemed to be an investment company for purposes of the Investment Company Act, the trustee liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our MAA (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. We may also be forced to abandon our efforts to complete an initial business combination, and instead be required to liquidate the trust account. In which case, our investors would not be able to realize the benefits of owning shares in a successor operating business, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

For illustrative purposes, in connection with the liquidation of our trust account, our public shareholders may receive only approximately $10.89 per Public Share, which is based on estimates as of December 31, 2023, or less in certain circumstances, and our Warrants would expire worthless. Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations. We are subject to rules and regulations by various national, regional and local governing bodies, including, for example, the SEC, and to new and evolving regulatory measures under applicable law. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly and our efforts to comply with such new and evolving laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention. In addition, these changes could have a material adverse effect on our business, investments and results of operations. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. For example, on January 24, 2024, the SEC issued final rules and guidance relating to special purpose acquisition companies, like us, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to rules and regulations by various national, regional and local governing bodies, including, for example, the SEC, and to new and evolving regulatory measures under applicable law. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly and our efforts to comply with such new and evolving laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention. In addition, these changes could have a material adverse effect on our business, investments and results of operations.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. For example, on January 24, 2024, the SEC issued final rules and guidance relating to special purpose acquisition companies, like us, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in a Current Report on Form 8-K filed by the Company with the SEC on March 4, 2024, we dismissed Marcum LLP as the independent registered accounting firm of the Company on February 27, 2024. Marcum LLP advised the Company and the Company’s management concurred that, as of September 30, 2023, four material weaknesses in internal control over financing reporting existed and such material weaknesses are considered not remedied as of December 31, 2023, as further described in “Item 9A–Controls and Procedures.”

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

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Our MAA authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. Immediately after our IPO, there are 187,000,000 and 16,750,000 (assuming in each case that no forward purchase units are issued) authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or at any earlier time at the option of the holders thereof, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our MAA, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. As of the date hereof, there are no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our MAA provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our MAA, like all provisions of our MAA, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

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

We cannot assure you that we will not seek to amend our MAA or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our MAA requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the then outstanding private placement warrants (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements). In addition, our MAA require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our MAA (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through our IPO registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our MAA that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares who attend and vote at a general meeting of the company with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our MAA to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our MAA provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares who attend and vote at a general meeting of the company. Our Sponsor, who currently aggregately own approximately 45.2% of our issued and outstanding shares, will participate in any vote to amend our MAA and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our MAA which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our MAA.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our MAA (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in the warrant agreement) of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination (net of redemptions), and (iii) the Market Value of our Class A ordinary shares is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value (as defined in the warrant agreement) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

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

Terms of the private placement warrants are identical to those of the warrants sold as part of the units in our IPO except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us (except under certain circumstances when the price per Class A ordinary share equals or exceeds $10.00); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

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

Provisions in our MAA may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our MAA contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

In seeking significant investment exposure in emerging and other markets, we are subject to political, economic, legal, operational and other risks that are inherent to operating and investing in these markets. These risks range from difficulties in settling transactions in emerging markets due to possible nationalization, expropriation, price controls and other restrictive governmental actions. We will also face the risk that exchange controls or similar restrictions imposed by foreign governmental authorities may restrict our ability to convert local currency received or held by us in their countries into U.S. dollars or other currencies, or to take those dollars or other currencies out of those countries.

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

Past performance by our management team, board members, advisory board member, our sponsor, Chenghe Group and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team, board members, advisory board member, our sponsor, Chenghe Group and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, board members, advisory board member, our sponsor, Chenghe Group and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, board members, advisory board member, our sponsor, Chenghe Group and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, board members, advisory board member, our sponsor, Chenghe Group and their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

The prior investment track records of our management team, board members, advisory board member, our sponsor, Chenghe Group and their respective affiliates may not be available on publicly available sources or may be subject to confidential agreements.

As the prior investment track records of our management team, board members, advisory board member, our sponsor, Chenghe Group and their respective affiliates, including the investments and transactions in which they have participated in and businesses with which they have been associated with, are private transactions, information regarding their involvement with such transactions may not be publicly available or is subject to confidential terms. This may limit the availability of information to our investors and potential target businesses pertaining to ours team’s past track record which in turn may adversely affect our marketing efforts and ability to generate attractive business combination opportunities for our Company.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our corporate affairs are governed by our MAA, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Hong Kong) LLP, our Cayman Islands legal counsel, that there is uncertainty as to whether the courts of the Cayman Islands would, respectively, (1) recognize or enforce judgments of United States courts obtained against the Company or its directors or officers predicated upon the civil liability provisions of the federal securities laws of the United States or the securities laws of any state in the United States or (2) entertain original actions brought in the Cayman Islands against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States. The Company has been advised by Maples and Calder (Hong Kong) LLP that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the federal or state courts of the United States (and the Cayman Islands are not a party to any treaties for the reciprocal enforcement or recognition of such judgments), a judgment obtained in such jurisdiction will be recognized and enforced in the courts of the Cayman Islands at common law, without any reexamination of the merits of the underlying dispute, by an action commenced on the foreign judgment debt in the Grand Court of the Cayman Islands based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay a liquidated sum for which judgment has been given, provided such judgment (a) is given by a foreign court of competent jurisdiction, (b) imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given, (c) is final and conclusive, (d) is not in respect of taxes, a fine or a penalty, and (e) is not impeachable on the grounds of fraud and was not obtained in a manner and is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands. However, the Cayman Islands courts are unlikely to enforce a judgment obtained from the U.S. courts under civil liability provisions of the U.S. federal securities law if such judgment is determined by the courts of the Cayman Islands to give rise to obligations to make payments that are penal or punitive in nature. Because such a determination has not yet been made by a court of the Cayman Islands, it is uncertain whether such civil liability judgments from U.S. courts would be enforceable in the Cayman Islands. A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this report.

Item 2.    Properties.

We currently utilize office space at 38 Beach Road #29-11, South Beach Tower, Singapore. We consider our current office space adequate for our current operations.

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

Item 4.    Mine Safety Disclosures.

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units and Class A ordinary shares are traded on the Nasdaq Global Market under the symbols “LATGU” and “LATG”, respectively.

Holders

Although there are a larger number of beneficial owners, as at December 31, 2023, there was 1 holder of record of our units and 2 holders of record of our separately traded Class A ordinary shares.

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

None.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements other than statements of historical fact included in this report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We, Chenghe Acquisition I Co. (f/k/a LatAmGrowth SPAC) are a blank check company incorporated on May 20, 2021 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On October 25, 2023, our shareholders approved to change our name to Chenghe Acquisition I Co., as a result of the Sponsor Sale. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants and forward purchase units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A ordinary shares.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2023, we had no cash and had working capital deficit of $2,116,996. Transaction costs related to our IPO amounted to $7,647,620 consisting of $2,600,000 of underwriting discount, $4,550,000 of deferred underwriting discount, and $497,620 of other offering costs. In addition, $2,494,203 of cash was held outside of the trust account and was available for working capital purposes at the consummation of the IPO. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Proposed Business Combination with Femco Steel Technology Co., Ltd.

Business Combination Agreement

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

Under the Business Combination Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the FST Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) the accuracy of representations and warranties to various standards, from no material qualifier to a material adverse effect qualifier, (ii) material compliance with pre-closing covenants, (iii) no material adverse effect for FST, (iv) FST’s Company Acquisition Percentage (as defined in the Business Combination Agreement) reaching at least 90%, (v) the consummation of the FST Restructuring (as defined in the Business Combination Agreement), (vi) the delivery of customary closing certificates, (vii) the receipt of Taiwan DIR Approval and such approval being effective, (viii) the absence of a legal prohibition on consummating the transactions, (ix) approval by the shareholders of the Company and FST, (x) approval of a listing application on the applicable stock exchange for newly issued shares, and (xi) the Company having at least US$5,000,001 of net tangible assets remaining after redemption.

Ancillary Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the closing of the FST Business Combination, including, among others, the following:

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, the New Sponsor, the Old Sponsor and FST entered into a sponsor support agreement, pursuant to which each Sponsor has agreed to, among other things, vote in favor of the transaction contemplated under the Business Combination Agreement, from the date when FST received the Taiwan DIR Approval (as defined therein) until the closing of the FST Business Combination or, if earlier, until termination of the Business Combination Agreement.

Company Shareholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, FST, CayCo, certain shareholders of FST listed thereto and certain shareholders of CayCo listed thereto entered into a company shareholder support agreement, pursuant to which each signatory shareholders of FST and CayCo has agreed to, among other things, vote to the transactions contemplated under the Business Combination Agreement, and to not transfer any Subject Shares (as defined therein) until termination of the Company Support Agreement.

Lock-up Agreement

At the closing of the FST Business Combination, CayCo, the New Sponsor, and the Holders will enter into the Lock-up Agreement, pursuant to which, each Holder agrees to not to transfer any Lock-Up Shares (as defined therein) for a period of six (6) months after the closing date of the FST Business Combination, with certain exceptions and carveouts.

Investor Rights Agreement

At the closing of the FST Business Combination, CayCo, the Company, FST and other parties listed thereto will enter into an investor rights agreement. Pursuant to the Investor Rights Agreement, (i) CayCo will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and certain holders have been granted customary demand and piggyback registration rights, and (ii) each party to the Investor Rights Agreement agrees to cause (x) the board of CayCo to be comprised of five (5) directors (subject to increase by unanimous resolutions of the board from time to time), (y) one (1) of such directors should be nominated by the New Sponsor and (z) as long as the Sponsor Parties (as defined therein) beneficially own any ordinary shares of CayCo, CayCo shall take all necessary actions to cause the individuals nominated by the New Sponsor to be elected as directors.

Results of Operations

As of December 31, 2023, we have not commenced any operations. All activity for the period from May 20, 2021 (inception) through December 31, 2023, relates to our formation and IPO, and, since the completion of our IPO, the Sponsor Sale, searching for a target to consummate an initial business combination and activities in connection with the proposed FST Business Combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the trust account.

For the year ended December 31, 2023, we had a net income of $425,912, which consisted of unrealized gain on change in fair value of warrants of $1,584,000, other income attributable to derecognition of deferred underwriting fee allocated to offering costs of $186,550, and trust interest income of $3,650,731, partially offset by formation and operating costs of $2,143,619 and expense recognized on transferring of 2,650,000 Class B ordinary shares from Old Sponsor to New Sponsor of $2,851,750.

For the year ended December 31, 2022, we had a net income of $9,832,611, which consisted of unrealized gain on change in fair value of warrants of $9,216,000, gain on expiration of overallotment option of $390,000, and trust interest income of $1,912,063, partially offset by formation and operating costs of $1,350,221 and warrant issuance costs of $335,231.

For the year ended December 31, 2023, cash used in operating activities was $747,384. Net income of $425,912 was affected by unrealized gain on change in fair value of warrant liabilities of $1,584,000, other income attributable to the reduction of deferred underwriting fee allocated to offering costs of $186,550, excess fair value over cash received for private placement warrants of $2,851,750 and interest earned on marketable investments held in the Trust Account of $3,650,731. Changes in operating assets and liabilities provided by $1,396,235 of cash for operating activities.

For the year ended December 31, 2022, cash used in operating activities was $1,147,591. Net income of $9,832,611 was affected by unrealized gain on change in fair value of warrant liabilities of $9,216,000, warrant issuance costs of $335,231, gain on expiration of overallotment option of $390,000, interest earned on marketable investments held in the Trust Account of $1,912,063. Changes in operating assets and liabilities provided $202,630 of cash for operating activities.

For the year ended December 31, 2023, cash provided by investing activities was $94,557,197. This included cash withdrawal of $95,617,197 from Trust Account in connection with redemption of Class A ordinary shares, and cash withdrawal of $43,179,525 from disposal of marketable securities held in trust account, partially net off by principal deposited into the Trust Account from extension payments totaling $1,060,000 and cash deposited into an interest - bearing deposit trust account of $43,179,525.

For the year ended December 31, 2022, cash used in investing activities was $132,600,000 which resulted from principal deposited into the Trust Account from the Initial Public Offering.

For the year ended December 31, 2023, cash used in financing activities was $94,913,027. This included cash withdrawn from the Trust Account for the partial redemption of ordinary shares of $95,617,197, partially net off by proceeds from the promissory notes issued to Old Sponsor and New Sponsor of $704,170.

For the year ended December 31, 2022, cash provided by financing activities was $134,850,805. This included $127,400,000 of proceeds from the initial public offering, net of underwriters’ discount, $7,900,000 of proceeds from private placement warrants, $142,350 in payments of the Sponsor promissory note and $306,845 in the payment of deferred offering costs.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, we had no cash on hand and working capital deficit of $2,116,996. On October 6, 2023, we transferred cash balance of $428,000 from our bank account controlled by the Old Sponsor to an account controlled by the New Sponsor, due to our new bank account under the control of the New Sponsor has not been set up yet. We and the New Sponsor agreed to offset the balance of $428,000 due from the New Sponsor with the outstanding promissory note balance due to the New Sponsor of $832,170.49 as of December 31, 2023, as a result of which, the total outstanding balance of the promissory note was $404,170 as of December 31, 2023 (see Note 5 to the Financial Statements contained elsewhere in this report).

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

We did not have any cash on hand as of December 31, 2023. Until consummation of our initial business combination, we will use the funds raised from the New Sponsor, as mentioned below, for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

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

On April 13, 2023, at the First Extraordinary General Meeting, in connection with the approval of the First Extension Amendment Proposal, we have agreed to contribute into the trust account the lesser of an aggregate of $150,000 and $0.0375 per share for each public share that was not redeemed at the First Extraordinary General Meeting for each monthly period commencing April 27, 2023, until the earlier of the completion of the initial business combination and November 27, 2023. We issued the April 2023 Note, a non-interest bearing non-convertible unsecured promissory note, to the Old Sponsor for a principal amount of up to $1,050,000 to fund the contributions to the trust account in connection with the First Extension Amendment and First Trust Amendment. The April 2023 Note was terminated on October 4, 2023 and the withdrawal of $300,000 under the April 2023 Note was forgiven without any further liability of us or the Old Sponsor. The amounts forgiven were booked as a capital transaction at October 4, 2023.

On October 25, 2023, at the Second Extraordinary General Meeting, in connection with the approval of the Second Extension Amendment Proposal, we have agreed to contribute into the trust account the lesser of 80,000 and $0.02 for each public share that was not redeemed at the Second Extraordinary General Meeting for each monthly period commencing October 27, 2023 until the earlier of the completion of the initial business combination and October 27, 2024. On October 25, 2023, we issued the October 2023 Note, a non-interest bearing non-convertible unsecured promissory note, to the New Sponsor for a principal amount of up to $1,960,000. As of December 31, 2023, the total outstanding under the October 2023 Note was $404,170. Including the $428,000 cash transferred from our bank account controlled by the Old Sponsor to the account controlled by the New Sponsor (as mentioned above), the New Sponsor paid $832,170 in total, on behalf of us, for extension and working capital purposes, of which $610,000 was used for extension deposits and $222,170 was used for working capital purposes. As of the date hereof, additional $450,159 has been drawn from the October 2023 Note for working capital purposes.

On each of February 2, 2024, March 4, 2024 and April 2, 2024, $78,837 was deposited as Extension Contribution into the trust account by FST pursuant to the Business Combination Agreement, extending the Termination Date to April 27, 2024.

If a business combination is not consummated by the required date and we are unable to obtain the funding to further extend the Termination Date, there will be a mandatory liquidation and subsequent dissolution.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until April 27, 2024 (or October 27, 2024 subject to additional extension deposits of $78,837 each month) to consummate the initial Business Combination. We intend to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by April 27, 2024 (or October 27, 2024 subject to additional extension deposits of $78,837 each month). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023 and 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2023 and 2022, we did not have any long-term debt, capital or operating lease obligations.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

A critical accounting estimate to our financial statements is the estimated fair value of our warrant liabilities and over-allotment liability, and Class B ordinary shares. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Warrant Liabilities and Over-allotment Liability

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

At December 31, 2023, the Company used the quoted price on Over - the - Counter Market (the "OTC") to establish the fair value of the Public Warrants. At December 31, 2022, the Company used the quoted price on Nasdaq to establish the fair value of the Public Warrants and transferred the Public Warrants from Level 3 to Level 1 due to the use of observable inputs.

The Private Placement Warrants were transferred to a Level 2 from a Level 3 during the year ended December 31, 2022, due to the use of an observable market quote for a similar asset in an active market. At December 31, 2022 the Company's Public Warrant price was used to valuate the Private Warrants. The Private Placement Warrants changed from Level 2 at March 31, 2023 to Level 3 at

December 31, 2023 as a result of the lack of an observable market quote of the Public Warrants on that day. At December 31, 2023 a Monte Carlo simulation methodology was used in estimating the fair value of the Private Placement Warrants.

Class B Ordinary Shares (or “Founder Shares”)

The Company analyzed the SPA entered into during September 2023 under SAB Topic 5, Miscellaneous Accounting, section T, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s) and concluded that the SPA provides the Company with a benefit in the form of the right to receive additional extension contributions from the New Sponsor. The right to receive the additional extension contributions required the New Sponsor, who is a principal shareholder, to provide or cause to provide consideration in the form of a transfer of Class B ordinary shares of the Company. The estimated fair value of the earnout provision at the closing of the Sponsor Sale on October 6, 2023 is nominal to zero. As a result, the Company determined that an expense in the full amount of the fair value of the Class B ordinary shares transferred should be recorded. During October 2023, the Company recorded an expense under SAB Topic 5T of $2,851,750 with a corresponding increase to additional paid-in capital, based on a Monte Carlo Model simulation valuation of the Class B ordinary shares.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

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

Reference is made to Pages F-1 through F-25 comprising a portion of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 27, 2024, Marcum LLP was dismissed as the independent registered public accounting firm for the Company. On the same date, Marcum Asia CPAs LLP was engaged as the independent registered public accounting firm for the Company. For further information, see Current Report on Form 8-K filed by the Company on March 4, 2024.

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

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a 15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as defined in the SEC guidelines for public companies. The material weaknesses identified relate to ineffective controls over recording of accounting transactions in the proper period, controls over accounting for and disclosure of complex financial instruments in the proper period, including those requiring them to apply complex accounting principles as a means of differentiating between liability, temporary equity and permanent equity classification, controls over fair value estimation of complex financial instruments such as Class B ordinary shares, earnout provision, and forfeiture provision, and controls over timely reconciliation of accrued legal expenses and Nasdaq filing fees.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reason-able assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

This report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Shibin Wang	46	Director
Ning Ma	50	Director
Kwan Sun	59	Director
James Zhang	58	Director
Zhiyang Zhou	36	Chief Executive Officer and Chief Financial Officer

Shibin Wang, Director

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

Since April 2019, Dr. Wang has served as a co-founder and the chief executive officer of Hong Kong Digital Asset Ex Ltd., a regulated digital asset exchange in Hong Kong dedicated to providing a regulatory-compliant and safe digital asset spot trading and over-the-counter trading services to professional investors in Asia. Under Dr. Wang’s leadership, the company was among the first organizations in Asia-Pacific to apply for a virtual asset trading platform licence from the Securities and Futures Commission in Hong Kong, and was recognized as one of China’s top 50 fintech companies in the “2020 KPMG China Fintech 50.”

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

Ning Ma, Director

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

Kwan Sun, Director

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

James Zhang, Director

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

Zhiyang Zhou, Chief Executive Officer and Chief Financial Officer

Zhiyang Zhou, aged 36, our chief executive officer and chief financial officer, has considerable experience in equity research and finance. Ms. Zhou focused on equity research since beginning her career in 2011 and specialized in the China and US Technology, Media, and Telecom (“TMT”) sector including smartphones, digital consumer products, internet services and emerging platform economies. She has been working on in-depth research and rigorous valuation studies in various sectors. She was a senior associate at Mighty Divine Investment Management Limited from 2019 to 2021, the research associate of the long-only portfolio of China Great Wall AMC (International) Holdings Company Limited from 2017 to 2019 and the QDII fund of Anbang Asset Management (Hong Kong) Co. Limited from 2016 to 2017. She also spent two years in BOCOM International as a data analyst in its market strategy team from 2014 to 2016, publishing weekly notes on China’s commodity sector. Ms. Zhou has been involved in investments in Futu Holdings Ltd., Meituan Dianping, Bilibili Inc. and Pingduoduo Inc. when she worked as an equity analyst at Mighty Divine Investment Management Limited, and investments in Sunny Optical Technology (Group) Company Limited when she worked as an equity analyst at China Great Wall AMC (International) Holdings Company Limited.

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

Audit Committee

We have established an audit committee of the board of directors. Ning Ma, Kwan Sun and James Zhang serve as the members and Ning Ma serves as chair of the audit committee. Ning Ma, Kwan Sun and James Zhang are independent of and unaffiliated with our sponsor and our underwriters. Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent.

Each of Ning Ma, Kwan Sun and James Zhang are financially literate and our board of directors has determined that Ning Ma qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

We have established a compensation committee of the board of directors. Ning Ma, Kwan Sun and James Zhang serve as the members and  James Zhang serves as chair of the compensation committee. Under Nasdaq listing standards, all the directors on the compensation committee must be independent.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Ning Ma, Kwan Sun and James Zhang. James Zhang serves as chair of the nominating and corporate governance committee.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our MAA provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our MAA provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We also intend to enter into indemnity agreements with them.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 14, 2024 (the most recent practicable date) by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our officers and directors; and
●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of February 14, 2024.

The percentages in the following table assume that there are 7,191,873 ordinary shares issued and outstanding, of which 2,191,873 are Class B ordinary shares and 5,000,000 are Class A ordinary shares. This table also excludes forward purchase shares that will only be issued, if at all, at the time of our initial business combination.

	Number of	Percentage of	Number of	Percentage of	Percentage of
	SPAC Class A	Issued and	SPAC Class B	Issued and	Outstanding
	Ordinary Shares	Outstanding	Ordinary Shares	Outstanding	SPAC
	Beneficially	SPAC Class A	Beneficially	SPAC Class B	Ordinary
Name and Address of Beneficial Owner(1)	Owned	Ordinary Shares	Owned(2)	Ordinary Shares	Shares
Richard Qi Li(3)	1,058,127	21.2%	1,591,873	72.6%	36.9%
Shibin Wang	—	—	—	—	—
Zhiyang Zhou	—	—	—	—	—
Kwan Sun	—	—	—	—	—
Ning Ma	—	—	—	—	—
James Zhang	—	—	—	—	—
All officers and directors as a group (five individuals)	—	—	—	—	—
Greater than 5% Holders:
Chenghe Investment I Limited(3)	1,058,127	21.2%	1,591,873	72.6%	36.9%
LatAmGrowth Sponsor LLC(4)	—	—	600,000	27.4%	8.3%
First Trust Capital Solutions L.P.(5)	367,260	7.3%	—	—	5.1%
Mizuho Financial Group, Inc.(6)	366,926	7.3%	—	—	5.1%
Polar Asset Management Partners Inc.(7)	360,000	7.2%	—	—	5.0%
Periscope Capital Inc.(8)	252,100	5.0%	—	—	3.5%
Wolverine Asset Management, LLC(9)	251,527	5.0%	—	—	3.5%
(1)	Unless otherwise noted, the business address of each of the following is 38 Beach Road, #29-11, South Beach Tower Singapore 189767.
(2)

Interests shown consist solely of SPAC Class B Ordinary Shares. Such shares will automatically convert into SPAC Class A Ordinary Shares concurrently with or immediately following the consummation of SPAC’s initial business combination on a one-for-one basis, subject to adjustment, or, at any earlier time at the option of the holders thereof.

(3)

Chenghe Investment I Limited, the New Sponsor, is the record holder of such shares. Chenghe Group Limited, a British Virgin Islands incorporated company, owns 100% of the voting securities of the New Sponsor. Mr. Richard Qi Li, who holds 100% of the voting securities of Chenghe Group Limited, may be entitled distributions of the founder shares and has voting and investment discretion with respect to the ordinary shares held by Chenghe Group Limited through held of record by the New Sponsor. Mr. Richard Qi Li disclaims beneficial ownership over any securities owned by the New Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)

LatAmGrowth Sponsor LLC, the Old Sponsor, is the record holder of such shares and is controlled by a board of managers initially consisting of Gerard Cremoux, Eduardo Cortina and Gerardo Mendoza. Each manager of LatAmGrowth Sponsor LLC has one vote, and the approval of two of the three members of the board of managers is required to approve an action of LatAmGrowth Sponsor LLC. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to LatAmGrowth Sponsor LLC. Based upon the foregoing analysis, no individual manager of LatAmGrowth Sponsor LLC exercises voting or dispositive control over any of the securities held by LatAmGrowth Sponsor LLC even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, each expressly disclaims any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly.

(5)

Based on a Schedule 13G filed on February 14, 2024 jointly by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”), VARBX beneficially owns 360,537 Class A ordinary shares, FTCM, FTCS and Sub GP beneficially own 367,260 Class A ordinary shares. FTCM is an investment adviser that provides investment advisory services to, among others, VARBX. FTCS and Sub GP are control persons of FTCM. The principal business address of  FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(6)	Based on a Schedule 13G filed on February 13, 2024, the shares are beneficially owned by Mizuho Financial Group, Inc., whose business address is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(7)

Based on a Schedule 13G filed on February 9, 2024, the shares are beneficially owned by Polar Asset Management Partners Inc., whose business address is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(8)	Based on a Schedule 13G filed on February 9, 2024, the shares are beneficially owned by Periscope Capital Inc., whose business address is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
(9)

Based on a Schedule 13G filed on February 8, 2024, the shares are beneficially owned by Wolverine Asset Management, LLC (“WAM”), whose sole member and manager is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. The business address of WAM, Wolverine Holdings, Robert R. Bellick and Christopher L. Gust are c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On June 2, 2021, the Old Sponsor paid $25,000, or approximately $0.007 per share, to cover certain offering costs in consideration for 3,737,500 Class B ordinary shares, par value $0.0001. Up to 487,500 founder shares were subject to forfeiture by the Old Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In March 2022, the Old Sponsor effected a surrender of the 487,500 founder shares to the Company for no consideration upon expiration of the over-allotment option. Following the Sponsor Sale, our New Sponsor held 2,650,000 founder shares and our Old Sponsor held 600,000 founder shares. On November 8, 2023, the New Sponsor notified us that it elected to convert 1,058,127 Class B ordinary shares held by itself to the same number of Class A ordinary shares, pursuant to the Founder Share Amendment Proposal. On November 16, 2023, 1,058,127 Class B ordinary shares held by the New Sponsor were converted into the same number of Class A ordinary shares. As of the date hereof, there were 2,191,873 Class B ordinary shares of the Company, issued and outstanding, of which 1,591,873 held by our New Sponsor.

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

Private Placement Warrants

The Old Sponsor has purchased an aggregate of 7,900,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $7.9 million in the aggregate, in a private placement that closed simultaneously with the closing of our IPO. Terms of the private placement warrants are identical to those of the warrants sold in our IPO except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii)

may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. Following the Sponsor Sale, the 7,900,000 private placement warrants were transferred by the Old Sponsor to the New Sponsor.

Forward Purchase Units

We entered into the forward purchase agreement with the Sponsor Affiliate, pursuant to which it committed that it will purchase from us up to 4,000,000 forward purchase units, consisting of one Class A ordinary share (the “forward purchase shares”) and one-half of one warrant to purchase one Class A ordinary share (the “forward purchase warrants”), for $10.00 per unit, or an aggregate amount of up to $40.0 million, in a private placement that will close concurrently with the closing of our initial business combination. The proceeds from the sale of these forward purchase units, together with the amounts available to us from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by us in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financing are sufficient for such cash requirements, the Sponsor Affiliate may purchase less than 4,000,000 forward purchase units. In addition, the Sponsor Affiliate’s commitment under the forward purchase agreement is subject to SouthLight Capital completing the raising of a new fund, approval, prior to our entering into a definitive agreement for our initial business combination, of its investment committee as well as customary closing conditions under the forward purchase agreement.

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

Promissory Note—Related Party

On June 2, 2021, the Old Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and are due at the earlier of June 15, 2022 or the closing of the IPO. At the IPO date, the Company paid $142,350 to the Old Sponsor in full repayment of the promissory note. As of December 31, 2023 and December 31, 2022, the Company had no outstanding balance under the promissory note, respectively.

On April 13, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note to the Old Sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s trust account in connection with the First Extension Amendment and the First Trust Amendment. On each of April 27, 2023, May 30, 2023 and June 28, 2023, the Company deposited $150,000, for an aggregate of $450,000, into the trust account, of which, $300,000 was raised from the April 2023 Note. The April 2023 Note was terminated on October 4, 2023 and all amounts outstanding, amounted to $300,000, under the April 2023 Note are forgiven without any further liability of the Company or the Old Sponsor. The amounts forgiven are booked as a capital transaction at October 4, 2023.

On October 25, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note to the New Sponsor for a principal amount of up to $1,960,000 to fund the Extension Contributions in connection with the Second Extension Amendment. As of December 31, 2023, the total outstanding under the October 2023 Note was $404,170. As of the date hereof, additional $450,159 has been drawn from the October 2023 Note for working capital purposes.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial business combination, the sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial business combination, the Company will repay the working capital loans. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the working capital loans but no proceeds from the trust account would be used to repay the working capital loans. Up to $1,500,000 of the working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The terms of such warrants would be identical to those of the private placement warrants. As of December 31, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

Sponsor Support Agreement

We have entered into a sponsor support agreement with our sponsor, which is described under Item 1. Business—Business Combination with Femco Steel Technology Co., Ltd.—Ancillary Agreements.

Registration Rights Agreement

In connection with our IPO, the Company entered into a registration rights agreement as of January 24, 2022 with the Old Sponsor and certain other security holders named therein. Upon the Sponsor Sale, the New Sponsor joined as a party to such registration rights agreement as a “holder.” The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. Pursuant to the registration rights agreement and assuming $1,500,000 of working capital loans are converted into private placement warrants, we will be obligated to register up to 12,650,000 Class A ordinary shares and 9,400,000 warrants. The number of Class A ordinary shares includes (i) 3,250,000 Class A ordinary shares to be issued upon conversion of the founder shares, (ii) 7,900,000 Class A ordinary shares underlying the private placement warrants and (iii) 1,500,000 Class A ordinary shares underlying the private placement warrants issued upon conversion of working capital loans. The number of warrants includes 7,900,000 private placement warrants and up to 1,500,000 additional private placement warrants issuable upon conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Item 14.    Principal Accountant Fees and Services.

Marcum LLP acts as our independent registered accounting firm during the year ended December 31, 2022 and the period from May 20, 2021 (inception) through December 31, 2021 and the subsequent interim period through February 27, 2024. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2023 and 2022 totaled $171,852 and $101,700, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum LLP for audit related fees for the year ended December 31, 2022.

Tax Fees. Tax fees consist of fee billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP for tax fees for the year ended December 31, 2022.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP for other services for the year ended December 31, 2022.

On February 27, 2024, Marcum LLP was dismissed as our independent registered public accounting firm and Marcum Asia CPAs LLP was engaged as our independent registered accounting firm. For more details, see the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2024. The following is a summary of fees paid or to be paid to Marcum Asia CPAs LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Asia CPAs LLP in connection with regulatory filings. The aggregate fees billed by

Marcum Asia CPAs LLP for professional services rendered for the audit of our annual financial statements with the SEC for the year ended December 31, 2023 totaled $51,500, respectively. The above amounts solely include audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum Asia CPAs LLP for audit related fees for the year ended December 31, 2023.

Tax Fees. Tax fees consist of fee billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum Asia CPAs LLP for tax fees for the year ended December 31, 2023.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum Asia CPAs LLP for other services for the year ended December 31, 2023.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements
(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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
2.1

Business Combination Agreement, dated as of December 22, 2023, by and among the Company, FST Corp., FST Merger Ltd., and Femco Steel Technology Co., Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on December 22, 2023).

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5. to the Company’s Annual Report on Form 10-K (file No. 001-41246) filed with the SEC on April 19, 2023).
10.1

Promissory Note, dated June 2, 2021, between the Company and the Old Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1 filed with the SEC on November 24, 2021).

10.2

Letter Agreement, dated January 24, 2022, among the Company, the Old Sponsor and the Company’s officers and directors (incorporated by reference to the Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 28, 2022).

10.3

Investment Management Trust Agreement, dated January 24, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on January 28, 2022).

10.4

Registration Rights Agreement, dated January 24, 2022, among the Company, the Old Sponsor and certain security holders named therein (incorporated by reference to the Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on January 28, 2022).

10.5

Sponsor Warrants Purchase Agreement, dated January 24, 2022, between the Company and the Old Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on January 28, 2022).

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

10.8

Securities Purchase Agreement, dated June 2, 2021, between the Company and the Old Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 filed with the SEC on November 24, 2021).

10.9

Amendment No. 1 to the Investment Management Trust Agreement, dated April 13, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 18, 2023).

10.10

Promissory Note, dated April 13, 2023, between the Company and the Old Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on April 18, 2023).

10.11

Securities Purchase Agreement, dated September 29, 2023, between the Old Sponsor and the New Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on October 4, 2023).

10.12

Amendment No.2 to the Investment Management Trust Agreement, dated October 25, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 31, 2023).

10.13

Promissory Note, dated October 25, 2023, issued to Chenghe Investment I Limited (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on October 31, 2023).

10.14

Sponsor Support Agreement, dated as of December 22, 2023, by and among the Company, Chenghe Investment I Limited, LatAmGrowth Sponsor LLC and Femco Steel Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 22, 2023).

10.15

Company Shareholder Support Agreement, dated as of December 22, 2023, by and among the Company, Femco Steel Technology Co., Ltd., FST Corp., certain shareholders of Femco Steel Technology Co., Ltd. and certain shareholders of FST Corp. (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 22, 2023).

10.16

Form of Lock-up Agreement by and among FST Corp., Chenghe Investment I Limited and certain other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on December 22, 2023).

10.17

Form of Investor Rights Agreement by and among the Company, FST Corp., Femco Steel Technology Co., Ltd., Chenghe Investment I Limited and certain other parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on December 22, 2023).

14	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s registration statement on Form S-1 (file no. 333-261361) initially filed with the SEC on November 24, 2021).
16.1	Letter, dated March 4, 2024, from Marcum LLP addressed to the SEC (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K filed with the SEC on March 4, 2024).
24*	Power of Attorney (included on signature page of this report).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Chenghe Acquisition I Co., Clawback Policy.
101 INS	Inline XBRL Instance Document*
101 SCH	Inline XBRL Taxonomy Extension Schema Document**
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101 PRE	PRE Inline XBRL Taxonomy Presentation Linkbase Document**
104	Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.
*	Filed herewith
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 16.    Form 10–K Summary.

Not applicable.

CHENGHE ACQUISITION I CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Chenghe Acquisition I Co. (formerly “LatAmGrowth SPAC”)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Chenghe Acquisition I Co. (the “Company”) as of December 31, 2023, the related statement of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2023, and the related notes  (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before April 27, 2024 or by making additional contributions to the trust to further extend the business combination deadline through October 27, 2024. The Company entered into a business combination agreement with a business combination target on December 22, 2023; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to October 27, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after October 27, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2024.

New York, NY

April 12, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Chenghe Acquisition I Co. (formerly “LatAmGrowth SPAC”)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Chenghe Acquisition I Co. (the “Company”) as of December 31, 2022, the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph -- Going Concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements included in the annual report on Form 10-K for the year ended December 31, 2022, the Company had less than twelve months to complete a business combination or the Company would cease all operations except for the purpose of liquidating. Further, the Company’s cash and working capital as of December 31, 2022 were not sufficient to complete its planned activities for a reasonable period of time, which was considered to be one year from the issuance date of the financial statements. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters were also described in Note 1. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2021 to 2024.

Houston, TX

April 18, 2023

CHENGHE ACQUISITION I CO.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$—	$1,103,214
Prepaid expenses	3,640	171,080
Total Current Assets	3,640	1,274,294
Cash and marketable securities held in Trust Account	43,605,597	134,512,063
Total Assets	$43,609,237	$135,786,357

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,716,466	$487,352
Promissory note - related party	404,170	—
Due to related party	—	319
Total Current Liabilities	2,120,636	487,671
Warrant liabilities	144,000	1,728,000
Deferred underwriting commissions	—	4,550,000
Total Liabilities	2,264,636	6,765,671

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 3,941,873 and 13,000,000 shares at redemption value of $11.06 and $10.35 at December 31, 2023 and 2022, respectively	43,605,597	134,512,063

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,058,127 and -0- shares issued and outstanding (excluding 3,941,873 and 13,000,000 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	106	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,191,873 and 3,250,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	219	325
Additional paid-in capital	1,960,254	—
Accumulated deficit	(4,221,575)	(5,491,702)
Total Shareholders’ Deficit	(2,260,996)	(5,491,377)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$43,609,237	$135,786,357

The accompanying notes are an integral part of the financial statements.

CHENGHE ACQUISITION I CO.

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2023	December 31, 2022
Formation and operating costs	$2,143,619	$1,350,221
Loss from operations	(2,143,619)	(1,350,221)
Other income:
Gain on change in fair value of warrants	1,584,000	9,216,000
Gain on expiration of overallotment option	—	390,000
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	186,550	—
Trust interest income	3,650,731	1,912,063
Expense recognized on transferring of 2,650,000 Class B ordinary shares from Old Sponsor to New Sponsor	(2,851,750)	—
Warrant issuance costs	—	(335,231)
Total other income, net	2,569,531	11,182,832

Net income	$425,912	$9,832,611

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	7,519,729	12,040,984
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.04	$0.64
Basic and diluted weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	3,250,000	3,250,000
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.04	$0.64

The accompanying notes are an integral part of the financial statements.

CHENGHE ACQUISITION I CO.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

							Total
	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	3,737,500	$374	$24,626	$(90,535)	$(65,535)
Excess cash received over fair value of private placement warrants			—	—	1,896,000	—	1,896,000
Forfeiture of 487,500 Class B ordinary shares upon expiration of overallotment option	—	—	(487,500)	(49)	49	—	—
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,920,675)	(15,233,778)	(17,154,453)
Net income			—	—	—	9,832,611	9,832,611
Balance – December 31, 2022	—	$—	3,250,000	$325	$—	$(5,491,702)	$(5,491,377)
Conversion of Class B ordinary shares to Class A ordinary shares	1,058,127	106	(1,058,127)	(106)	—	—	—
Waived Deferred Underwriter Commissions	—	—	—	—	—	4,363,450	4,363,450
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,191,496)	(3,519,235)	(4,710,731)
Waived April 2023 Promissory Note	—	—	—	—	300,000	—	300,000
Transfer of 2,650,000 Class B ordinary shares from Old Sponsor to New Sponsor	—	—	—	—	2,851,750	—	2,851,750
Net income	—	—	—	—	—	425,912	425,912
Balance – December 31, 2023	1,058,127	$106	2,191,873	$219	$1,960,254	$(4,221,575)	$(2,260,996)

The accompanying notes are an integral part of the financial statements.

CHENGHE ACQUISITION I CO.

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities
Net income	$425,912	$9,832,611
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,650,731)	(1,912,063)
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	(186,550)	—
Expense recognized on transferring of 2,650,000 Class B ordinary shares from Old Sponsor to New Sponsor	2,851,750	—
Warrant issuance costs	—	335,231
Unrealized gain on change in fair value of warrants	(1,584,000)	(9,216,000)
Gain on expiration of overallotment option	—	(390,000)
Changes in operating assets and liabilities:
Prepaid expenses	167,440	(171,080)
Accounts payable and accrued expenses	1,229,114	373,391
Due to related party	(319)	319
Net cash used in operating activities	(747,384)	(1,147,591)

Cash flows from investing Activities
Principal deposited in Trust Account	(1,060,000)	(132,600,000)
Cash deposited into an interest - bearing deposit trust account	(43,179,525)	—
Cash withdrawn from disposal of marketable securities held in trust account	43,179,525	—
Cash withdrawn from Trust Account in connection with redemption	95,617,197	—
Net cash provided by (used in) investing activities	94,557,197	(132,600,000)

Cash flows from financing Activities
Proceeds from initial public offering, net of underwriters’ discount	—	127,400,000
Proceeds from private placement	—	7,900,000
Payment of Sponsor promissory note	—	(142,350)
Payment of deferred offering costs	—	(306,845)
Proceeds from issuance of promissory notes to Sponsor	704,170	—
Redemption of ordinary shares	(95,617,197)	—
Net cash (used in) provided by financing activities	(94,913,027)	134,850,805

Net change in cash	(1,103,214)	1,103,214
Cash, beginning of the period	1,103,214	—
Cash, end of the period	$—	$1,103,214

Supplemental disclosure of cash flow information:
Deferred offering costs included in accounts payable and accrued offering costs and expenses	$—	$250
Waived deferred underwriting commissions charged to accumulated deficit	$4,363,450	$—
Waived promissory· note charged to additional paid in capital	$300,000	$—
Remeasurement of Class A ordinary shares to redemption amount	$4,710,731	$17,154,453
Deferred underwriting commissions payable charged to additional paid in capital	$—	$4,550,000
Deferred offering costs charged to additional paid in capital	$—	$497,620
Unexercised overallotment liability charged to APIC	$—	$390,000
Reclass of warrant fair value from equity to liability	$—	$9,048,000
Initial value of Class A ordinary shares subject to possible redemption	$—	$117,357,610

The accompanying notes are an integral part of the financial statements.

NOTE 1— ORGANIZATION AND BUSINESS OPERATION

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from May 20, 2021 (inception) through December 31, 2023 relates to the Company’s formation, its initial public offering (the “IPO”), the search for a Business Combination target and the negotiation of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on January 27, 2022, an amount of $132,600,000 ($10.20 per Unit) from the net proceeds of the sale of the public units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”) and was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company has not completed its initial Business Combination within the time frame to consummate the business combination period (the “Combination Period”) as defined in its amended and restated memorandum and articles of association (as amended from time to time, the “MAA”) or during any extended time that the Company has to consummate a Business Combination as a result of a shareholder vote to amend its MAA or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the Company’s MAA to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations and on conditions described in the Company’s IPO Prospectus. The amount in the Trust Account is $11.06 per public share as of December 31, 2023.

Ordinary shares subject to redemption are recorded at redemption value and classified as temporary equity following the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

On April 13, 2023, the Company convened an extraordinary general meeting (the “First Extraordinary General Meeting”) virtually. At the First Extraordinary General Meeting, the shareholders approved (1) the proposal to amend the Company’s MAA to extend the date (the “Termination Date”) by which the Company must (i) consummate its Business Combination, (ii) cease its operations except for the purpose of winding up if it fails to consummate a Business Combination, and (iii) redeem all of the Company’s Public Shares from April 27, 2023 to November 27, 2023 (the “First Extension Amendment” and such proposal, the “First Extension Amendment Proposal”); (2) the proposal to amend the Investment Management Trust Agreement, dated January 24, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, to allow the Company to extend, on a month to month basis, the date on which the Trustee must liquidate the Trust Account established by the Company in connection with the IPO if the Company has not completed its initial Business Combination, from April 27, 2023 to up to November 27, 2023 by depositing into the Trust Account the lesser of $150,000 or $0.0375 per Public Share that remains outstanding and is not redeemed in connection with the First Extension Amendment Proposal per calendar month commencing on April 27, 2023 (the “First Trust Amendment”); (3) the proposal to amend the Company’s MAA to provide for the right of a holder of the Company’s Class B ordinary shares (par value $0.0001, the “Class B ordinary shares” or “founder shares”) to convert into Class A ordinary shares on a one-for-one basis prior to the closing of a Business Combination at the election of the holder (the “Founder Share Amendment Proposal”); and (4) the proposal to amend the Company’s MAA to remove the limitation that the Company shall not redeem Public Shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001. The approval of the First Extension Amendment Proposal gives the Company an additional 7 months to consummate its Business Combination under the Combination Period.

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

On April 13, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note to the Old Sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s Trust Account in connection with the First Extension Amendment and the First Trust Amendment (“April 2023 Note”). On each of April 27, 2023, May 30, 2023 and June 28, 2023, the Company deposited $150,000, for an aggregated of $450,000 into the Trust Account, of which, $300,000 was raised from the April 2023 Note. The April 2023 Note was terminated on October 4, 2023 and all amounts outstanding under the April 2023 Note, amounted to $300,000, are forgiven without any further liability of the Company or the Old Sponsor. The amounts forgiven are booked as a capital transaction at October 4, 2023.

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

The Company’s current Sponsor is Chenghe Investment I Limited, an exempted company incorporated with limited liability under the laws of Cayman Islands (the “New Sponsor” and “Sponsor” means each of the Old Sponsor and the New Sponsor, unless the context indicates otherwise). On September 29, 2023, the Company, the Old Sponsor and the New Sponsor entered into a securities purchase agreement (the “SPA”), and on October 6, 2023, the Old Sponsor and the New Sponsor consummated the transactions contemplated by the SPA (the “Sponsor Sale”) pursuant to which the New Sponsor acquired an aggregate of (i) 2,650,000 Class B ordinary shares, par value $0.0001 per share of the Company and (ii) 7,900,000 Private Placement Warrants held by the Old Sponsor for an aggregate purchase price of $1.00 plus New Sponsor’s agreement to deposit into the Trust Account (a) on the closing of the Sponsor Sale, $450,000 for due and payable extension contribution payments which was provided to the Company in the form of a promissory note from the New Sponsor incurred prior to the date of the SPA and (b) on any other applicable due date, other extension payments that may become due after the Sponsor Sale, and in accordance with the terms of the Trust Agreement. Prior to the Sponsor Sale closing, the Old Sponsor and the Company shall take all actions necessary to ensure that the Company has fully satisfied, discharged and/or paid all of the Company’s Liabilities (as defined in the SPA) incurred on or prior to the closing date of the Sponsor Sale. Following the completion of the Sponsor Sale, the Old Sponsor owns 600,000 Class B ordinary shares and no Private Placement Warrants. The Old Sponsor, the New Sponsor and the Company further agreed that after the completion of the Sponsor Sale, to the extent that the New Sponsor transfers any Class B ordinary shares (the “Committed Shares”) for the purpose of securing further extension of the period of time that the Company can consummate its initial Business Combination (“Further Extension”), or reducing the number of holder of Class A ordinary shares electing to exercise its redemption rights in connection with any Further Extension, if the number of Class B ordinary shares so transferred by the New Sponsor is less than 1,000,000 Class B ordinary shares, the New Sponsor shall transfer to the Old Sponsor, at the closing of the Business Combination, a number of additional Class B ordinary shares equal to the product of (i) 1,000,000 minus the number of Committed Shares and (ii) 0.5, rounded down to the nearest whole number (the “Earnout Shares”), provided that the number of Earnout Shares shall not exceed 250,000 Class B ordinary shares in the aggregate; provided further that, if the New Sponsor uses only cash or other arrangements (excluding the use of Class B ordinary shares) to secure the Further Extension, the amount of the Earnout Shares shall be 100,000 Class B ordinary shares. For the avoidance of doubt, if the New Sponsor uses a combination of cash or other arrangements and Class B ordinary shares to secure the Further Extension, the Old Sponsor shall be entitled to receive Earnout Shares based on the number of Class B ordinary shares transferred, in accordance with the formula described above.

The Company analyzed the SPA entered into during September 2023 under SAB Topic 5, Miscellaneous Accounting, section T, Accounting for Expenses or Liabilities Paid by Principal Stockholder(s) and concluded that the SPA provides the Company with a benefit in the form of the right to receive additional extension contributions from the New Sponsor. The right to receive the additional extension contributions required the New Sponsor, who is a principal shareholder, to provide or cause to provide consideration in the form of a transfer of Class B ordinary shares of the Company. The estimated fair value of the earnout provision at the closing of the Sponsor Sale on October 6, 2023 is nominal to zero. As a result, the Company determined that an expense in the full amount of the fair value of the Class B ordinary shares transferred should be recorded. During October 2023, the Company recorded an expense under SAB Topic 5T of $2,851,750 with a corresponding increase to additional paid-in capital, based on a Monte Carlo Model simulation valuation of the Class B ordinary shares.

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

On October 25, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note (the “October 2023 Note”) to the New Sponsor, for a principal amount of up to $1,960,000. As of December 31, 2023, the total outstanding under the October 2023 Note was $404,170. Including the $428,000 cash transferred from the Company’s bank account controlled by the Old Sponsor to the account controlled by the New Sponsor (as mentioned above), the New Sponsor paid $832,170 in total, on behalf of the Company, for extension and working capital purposes, of which $610,000 was used for extension deposits and $222,170 was used for working capital purposes. As of the date hereof, additional $450,159 has been drawn from the October 2023 Note for working capital purposes.

On each of October 30, 2023 and November 29, 2023, the Company deposited $80,000 as Extension Contributions into the Trust Account to extend the Termination Date to December 27, 2023. On January 3, 2024, $76,512 was deposited as Extension Contribution into the Trust Account by FST (as defined below) pursuant to the Business Combination Agreement (as defined below), whereunder FST agreed to bear all of the fees and costs relating to the extension of the Company’s Termination Date not exceeding $80,000 per month. On each of February 2, 2024, March 4, 2024 and April 2, 2024, $78,837 was deposited as Extension Contribution into the Trust Account by FST pursuant to the Business Combination Agreement, extending the Termination Date to April 27, 2024. The Extension Contributions loaned by the Sponsor will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account. If the Business Combination Agreement is terminated by FST due to the Company’s shareholders’ failure to approve the FST Business Combination (as defined below) or the Company’s material breach of its obligations as described in the Business Combination Agreement, the Company shall pay and reimburse FST the Extension Contribution(s) FST has deposited in the Trust Account with funds held outside of the Trust Account.

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

On November 8, 2023, the New Sponsor notified the Company that it elected to convert 1,058,127 Class B ordinary shares held by itself to the same number of Class A ordinary shares, pursuant to the Founder Share Amendment Proposal. On November 16, 2023, 1,058,127 Class B ordinary shares held by the New Sponsor were converted into the same number of Class A ordinary shares. As of December 31, 2023, there were 5,000,000 Class A ordinary shares (3,941,873 shares are subject to possible redemption) and 2,191,873 Class B ordinary shares of the Company, issued and outstanding.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had no cash on hand and working capital deficit of $2,116,996. On October 6, 2023, the Company transferred cash balance of $428,000 from its bank account controlled by the Old Sponsor to an account controlled by the New Sponsor, as the new bank account of the Company under the control of the New Sponsor has not been set up yet as of December 31, 2023. In January 2024, the Company set up a new bank account under control of the New Sponsor, as of the date hereof, no cash was deposited in the new bank account.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Old Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Old Sponsor of $142,350, which was paid in full on January 27, 2022 (see Note 5). After the consummation of the IPO, cash of $2,494,203 in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes.

The Company did not have any cash on hand as of December 31, 2023. Until consummation of its initial Business Combination, the Company will use the funds raised from the New Sponsor as mentioned below for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

On April 13, 2023, the Company issued the April 2023 Note as described above. The April 2023 Note was terminated on October 4, 2023 and the withdrawal of $300,000 under the April 2023 Note was forgiven without any further liability of the Company or the Old Sponsor.

On October 25, 2023, the Company issued the October 2023 Note. As of December 31, 2023, the total outstanding under the October 2023 Note was $404,170. Including the $428,000 cash transferred from the Company’s bank account controlled by the Old Sponsor to the account controlled by the New Sponsor (as mentioned above), the New Sponsor paid $832,170 in total, on behalf of the Company, for extension and working capital purposes, of which $610,000 was used for extension deposits and $222,170 was used for working capital purposes. As of the date hereof, additional $450,159 has been drawn from the October 2023 Note for working capital purposes.

If a Business Combination is not consummated by the required date and the Company is unable to obtain the funding to further extend the Termination Date, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 27, 2024 (or October 27, 2024 subject to additional extension deposits of $78,837 each month) to consummate the initial Business Combination. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by April 27, 2024 (or October 27, 2024 subject to additional extension deposits of $78,837 each month). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022. The Company held cash of $0 and $1,103,214 as of December 31, 2023 and 2022, respectively.

Cash and Marketable Securities Held in Trust Account

At December 31, 2023 and 2022, the Company held $43,605,597 and $134,512,063, respectively, in the Trust Account. On November 6, 2023, pursuant to the Trust Agreement (as amended on October 25, 2023), the Company instructed Continental Stock Transfer & Trust Company to hold all funds in the Trust Account uninvested in an interest - bearing bank deposit account. As of December 31, 2023, all funds in the Trust Account are held in cash. As of December 31, 2022, the amounts held in Trust Account consisted entirely of funds which invest only in cash and U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Dividend income from securities in the Trust Account is included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Liabilities

The Company assessed its warrants under ASC 480 - 25, “Distinguishing liabilities from equity” and ASC 815 - 40 “Derivatives and Hedging - Contracts in Entity’s Own Equity”. The Company accounts for the Public Warrants and Private Placement Warrants (collectively, the “Warrants”) as derivative liabilities. A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 “Derivatives and Hedging” (“ASC 815”), the Company accounts for Warrants for the Company’s ordinary shares that are not indexed to its own stock as derivative liabilities at fair value on the balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

At December 31, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year		For the Year
	Ended		Ended
	December 31, 2023		December 31, 2022
		Non-redeemable Class A		Non-redeemable Class A
	Redeemable Class A	and Class B	Redeemable Class A	and Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$297,384	$128,528	$7,742,753	$2,089,858
Denominator:
Weighted average shares outstanding	7,519,729	3,250,000	12,040,984	3,250,000
Basic and diluted net income per share	$0.04	$0.04	$0.64	$0.64

Offering Costs associated with the IPO

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in temporary equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $7,647,620 as a result of the IPO (consisting of $2,600,000 of underwriting fees, $4,550,000 of deferred underwriting fees, and $497,620 of other offering costs). The Company recorded $7,312,390 of offering costs as a reduction of temporary equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $335,230 of offering costs in connection with the Public Warrants, Private Placement Warrants and over-allotment option that were classified as liabilities.

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

At December 31, 2023 and 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. On April 13, 2023, in connection with First Extension Amendment Proposal, holders of 7,399,517 shares of Class A ordinary shares exercised the right to redeem such shares for a payment of approximately $77.5 million or approximately $10.47 per share. On October 25, 2023, in connection with the Second Extension Amendment Proposal, holders of the holders of 1,658,610 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $18.1 million, leaving approximately $43.0 million in the Trust Account.

As of December 31, 2023 and 2022, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$130,000,000

Less:
Fair value of proceeds allocated to Public Warrants	(4,940,000)
Fair value of proceeds allocated to overallotment liability	(390,000)
Class A ordinary shares issuance cost	(7,312,390)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption at initial public offering	17,154,453
Class A ordinary shares subject to possible redemption as of December 31, 2022	134,512,063
Less:
Partial Redemption	(95,617,197)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	4,710,731
Class A ordinary shares subject to possible redemption as of December 31, 2023	$43,605,597

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023 - 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023 - 09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023 - 09 will have a material impact on its financial statements and disclosures.

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

NOTE 5— RELATED PARTY TRANSACTIONS

Founder Shares

On June 2, 2021, the Old Sponsor paid $25,000, or approximately $0.007 per share, to cover certain offering costs in consideration for 3,737,500 Class B ordinary shares, par value $0.0001. Up to 487,500 founder shares were subject to forfeiture by the Old Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In March 2022, the Old Sponsor effected a surrender of the 487,500 founder shares to the Company for no consideration upon expiration of the over-allotment option. Pursuant to the Sponsor Sale as described above, the New Sponsor acquired 2,650,000 Class B ordinary shares, and on November 16, 2023, 1,058,127 Class B ordinary shares held by the New Sponsor were converted into the same number of Class A ordinary shares. As of December 31, 2023, there were 2,191,873 Class B ordinary shares of the Company, issued and outstanding.

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

The sale or allocation of the founders shares to the Company’s director nominees and affiliates of its Sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 22,000 shares transferred to the Company’s consultants on April 1, 2022 was $101,640 or $4.62 per share. The founder shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of founders shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the founder shares. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Promissory Note—Related Party

On June 2, 2021, the Old Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and are due at the earlier of June 15, 2022 or the closing of the IPO. At the IPO date, the Company paid $142,350 to the Old Sponsor in full repayment of the promissory note. As of December 31, 2023 and 2022, the Company had no outstanding balance under the promissory note, respectively.

On April 13, 2023, the Company issued a non - interest bearing non - convertible unsecured promissory note to the Old Sponsor for a principal amount of up to $1,050,000 to fund the contributions to the Company’s Trust Account in connection with the First Extension Amendment and the First Trust Amendment. On each of April 27, 2023 and May 30, 2023, the Old Sponsor deposited $150,000 into the Trust Account, for an aggregated of $300,000. The April 2023 Note was terminated on October 4, 2023 and all amounts outstanding under the April 2023 Note are forgiven without any further liability of the Company or the Old Sponsor. The amounts forgiven are booked as a capital transaction at October 4, 2023.

On October 25, 2023, the Company issued the October 2023 Note to the New Sponsor for a principal amount of up to $1,960,000 to fund the Extension Contributions in connection with the Second Extension Amendment and working capital. As of December 31, 2023, the total outstanding under the October 2023 Note was $404,170. Including the $428,000 cash transferred from the Company’s bank account controlled by the Old Sponsor to the account controlled by the New Sponsor (as mentioned above), the New Sponsor paid $832,170 in total, on behalf of the Company, for extension and working capital purposes, of which $610,000 was used for extension deposits and $222,170 was used for working capital purposes. As of the date hereof, additional $450,159 has been drawn from the October 2023 Note for working capital purposes.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The terms of such warrants would be identical to those of the Private Placement Warrants. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

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

Business Combination Marketing Agreement

On February 9, 2023, the Company entered into a business combination marketing agreement (the “EBC BCMA”) with EarlyBirdCapital, Inc. (“EBC”) for EBC’s assistance in connection with a potential Business Combination with a cash fee equal to $2,000,000 contingent upon closing of the Business Combination. If a proposed Business Combination is not consummated for any reason, no fee is due unless the Company receives a termination payment established in the definitive written agreement with the target company in the Business Combination, in which case, EBC will be entitled to 1/3 of the termination payment up to a maximum of $1,000,000. As prescribed by the BCMA, in the Company’s own discretion, it may engage EBC as non - exclusive placement agent for the Company, on a “best efforts” basis, in connection with a private placement of shares of common stock and/or convertible debt or preferred stock, the structuring of a collateralized equity transaction, or the arrangement of an equity line of credit of the Company in connection with the Business Combination, for a placement agent’s fee of (for equity and equity equivalents) 3.5% and (for debt and convertible securities) 2.0% of the capital raised by investors contracts by EBC, payable at the closing of the Business Combination.

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

NOTE 7— SHAREHOLDERS’ DEFICIT

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no shares of preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2023 and 2022, 1,058,127 and 0 shares of Class A ordinary shares issued or outstanding (excluding 3,941,873 and 13,000,000 shares subject to possible redemption), respectively.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At December 31, 2023 and 2022, there were 2,191,873 and 3,250,000 Class B ordinary shares issued and outstanding, respectively.

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

On November 8, 2023, the New Sponsor notified the Company that it elected to convert 1,058,127 Class B ordinary shares held by itself to the same number of Class A ordinary shares, pursuant to the Founder Share Amendment Proposal. On November 16, 2023, 1,058,127 Class B ordinary shares held by the New Sponsor were converted into the same number of Class A ordinary shares. As of December 31, 2023, there were 5,000,000 Class A ordinary shares (3,941,873 shares are subject to possible redemption) and 2,191,873 Class B ordinary shares of the Company, issued and outstanding.

NOTE 8— FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on December 31, 2023 and 2022 and indicates the Level 3 fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$65,000	$65,000	$—	$—
Warrant liabilities – Private Placement Warrants	79,000	—	—	79,000
	$144,000	$65,000	$—	$79,000

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$780,000	$780,000	$—	$—
Warrant liabilities – Private Placement Warrants	948,000	—	948,000	—
	$1,728,000	$780,000	$948,000	$—

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

At December 31, 2023, the Company used the quoted price on Over-the-Counter Market (the “OTC”) to establish the fair value of the Public Warrants. At December 31, 2022, the Company used the quoted price on Nasdaq to establish the fair value of the Public Warrants and transferred the Public Warrants from Level 3 to Level 1 due to the use of observable inputs.

The Private Placement Warrants were transferred to a Level 2 from a Level 3 during the year ended December 31, 2022, due to the use of an observable market quote for a similar asset in an active market. At December 31, 2022 the Company’s Public Warrant price was used to valuate the Private Warrants. The Private Placement Warrants changed from Level 2 at March 31, 2023 to Level 3 at December 31, 2023 as a result of the lack of an observable market quote of the Public Warrants on that day. At December 31, 2023 a Monte Carlo simulation methodology was used in estimating the fair value of the Private Placement Warrants. The key inputs for Monte Carlo simulation for the Private Placement Warrants as of December 31, 2023 were as follows:

Input	December 31, 2023
Public Warrant Price	$0.01
Risk-free interest rate	4.64%
Expected term (years)	1.26
Expected volatility	de minimis
Stock price	$11.03
Exercise price	$11.50

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

As of the date hereof, additional $450,159 has been drawn from the October 2023 Note for working capital purposes.

On each of February 2, 2024, March 4, 2024 and April 2, 2024, $78,837 was deposited as Extension Contribution into the Trust Account by FST pursuant to the Business Combination Agreement, extending the Termination Date to April 27, 2024.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2024

CHENGHE ACQUISITION I CO.

By:	/s/ Zhiyang Zhou
Name:	Zhiyang Zhou
Title:	Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Zhiyang Zhou and Shibin Wang, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Shibin Wang	Director	April 12, 2024
Shibin Wang

/s/ Ning Ma	Director	April 12, 2024
Ning Ma

/s/ Kwan Sun	Director	April 12, 2024
Kwan Sun

/s/ James Zhang	Director	April 12, 2024
James Zhang