Form 10-Q
period 2024-03-31
Chenghe Acquisition I Co.
filed 2024-05-17
CIK 1868269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 15, 2024, there were 5,000,000 Class A ordinary shares, $0.0001 par value, and 2,191,873 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CHENGHE ACQUISITION I CO.

Form 10-Q for the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHENGHE ACQUISITION I CO.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets
Cash	$—	$—
Prepaid expenses	79,907	3,640
Total Current Assets	79,907	3,640
Cash held in Trust Account	44,321,958	43,605,597
Total Assets	$44,401,865	$43,609,237

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,991,379	$1,716,466
Promissory Note - Related Party	850,689	404,170
Transaction costs payable	236,512	—
Total Current Liabilities	3,078,580	2,120,636
Warrant liabilities	720,000	144,000
Total Liabilities	3,798,580	2,264,636

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 3,941,873 shares at redemption value of $11.24 and $11.06 at March 31, 2024 and December 31, 2023, respectively	44,321,958	43,605,597

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,058,127 issued and outstanding (excluding 3,941,873 shares subject to possible redemption) at March 31, 2024 and December 31, 2023	106	106
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,191,873 shares issued and outstanding at March 31, 2024 and December 31, 2023	219	219
Additional paid-in capital	1,243,893	1,960,254
Accumulated deficit	(4,962,891)	(4,221,575)
Total Shareholders’ Deficit	(3,718,673)	(2,260,996)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$44,401,865	$43,609,237

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION I CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
Formation and operating costs	$645,165	$361,445
Loss from operations	(645,165)	(361,445)
Other (loss) income:
(Loss) Gain on change in fair value of warrants	(576,000)	720,000
Trust interest income	479,849	1,427,334
Total other (loss) income	(96,151)	2,147,334

Net (loss) income	$(741,316)	$1,785,889

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	3,941,873	13,000,000
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.10)	$0.11
Basic and diluted weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	3,250,000	3,250,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B ordinary shares	$(0.10)	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION I CO.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

							Total
	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance – December 31, 2023	1,058,127	$106	2,191,873	$219	$1,960,254	$(4,221,575)	$(2,260,996)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(716,361)	—	(716,361)
Net loss	—	—	—	—	—	(741,316)	(741,316)
Balance as of March 31, 2024 (unaudited)	1,058,127	$106	2,191,873	$219	$1,243,893	$(4,962,891)	$(3,718,673)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

					Total
	Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2022	3,250,000	$325	$—	$(5,491,702)	$(5,491,377)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(1,427,334)	(1,427,334)
Net income	—	—	—	1,785,889	1,785,889
Balance as of March 31, 2023 (unaudited)	3,250,000	325	—	(5,133,147)	(5,132,822)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION I CO.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(741,316)	$1,785,889
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(479,849)	(1,427,334)
Unrealized loss (gain) on change in fair value of warrants	576,000	(720,000)
Changes in operating assets and liabilities:
Prepaid expenses	(76,267)	82,976
Accounts payable and accrued expenses	274,913	110,186
Due to related party	—	(319)
Net cash used in operating activities	(446,519)	(168,602)

Cash flows from investing Activities:
Principal deposited in Trust Account	(236,512)	—
Net cash used in investing activities	(236,512)	—

Cash flows from financing Activities:
Proceeds from the issuance of promissory note to related party	446,519	—
Extension deposits paid by target	236,512	—
Net cash provided by financing activities	683,031	—

Net change in cash	—	(168,602)
Cash, beginning of the period	—	1,103,214
Cash, end of the period	$—	$934,612

Supplemental disclosure of cash flow information:
Remeasurement of Class A ordinary shares to redemption amount	$716,361	$1,427,334

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from May 20, 2021 (inception) through March 31, 2024 relates to the Company’s formation, its initial public offering (the “IPO”), the search for a Business Combination target and the negotiation of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations and on conditions described in the Company’s IPO Prospectus. The amount in the Trust Account is $11.24 per public share as of March 31, 2024.

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

On October 25, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note (the “October 2023 Note”) to the New Sponsor, for a principal amount of up to $1,960,000. As of March 31, 2024, the total outstanding under the October 2023 Note was $850,689. Including the $428,000 cash transferred from the Company’s bank account controlled by the Old Sponsor to the account controlled by the New Sponsor (as mentioned above), the New Sponsor paid $1,278,689 in total, on behalf of the Company, for extension and working capital purposes, of which $610,000 was used for extension deposits and $668,689 was used for working capital purposes. As of the date hereof, additional $88,375 has been drawn from the October 2023 Note for working capital purposes.

On each of October 30, 2023 and November 29, 2023, the Company deposited $80,000 as Extension Contributions into the Trust Account to extend the Termination Date to December 27, 2023. On January 3, 2024, $76,512 was deposited as Extension Contribution into the Trust Account by FST (as defined below) pursuant to the Business Combination Agreement (as defined below), whereunder FST agreed to bear all of the fees and costs relating to the extension of the Company’s Termination Date not exceeding $80,000 per month. On each of February 2, 2024, March 4, 2024, April 2, 2024 and May 3, 2024, $78,837 was deposited as Extension Contribution into the Trust Account by FST pursuant to the Business Combination Agreement, extending the Termination Date to May 27, 2024. The Extension Contributions loaned by the Sponsor will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account. If the Business Combination Agreement is terminated by FST due to the Company’s shareholders’ failure to approve the FST Business Combination (as defined below) or the Company’s material breach of its obligations as described in the Business Combination Agreement, the Company shall pay and reimburse FST the Extension Contribution(s) FST has deposited in the Trust Account with funds held outside of the Trust Account.

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

On November 8, 2023, the New Sponsor notified the Company that it elected to convert 1,058,127 Class B ordinary shares held by itself to the same number of Class A ordinary shares, pursuant to the Founder Share Amendment Proposal. On November 16, 2023, 1,058,127 Class B ordinary shares held by the New Sponsor were converted into the same number of Class A ordinary shares. As of March 31, 2024, there were 5,000,000 Class A ordinary shares (3,941,873 shares are subject to possible redemption) and 2,191,873 Class B ordinary shares of the Company, issued and outstanding.

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

On each of February 2, 2024, March 4, 2024, April 2, 2024 and May 3, 2024, $78,837 was deposited as Extension Contribution into the Trust Account by FST pursuant to the Business Combination Agreement, extending the Termination Date to May 27, 2024.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had no cash on hand and working capital deficit of $2,998,673. On October 6, 2023, the Company transferred cash balance of $428,000 from its bank account controlled by the Old Sponsor to an account controlled by the New Sponsor, as the new bank account of the Company under the control of the New Sponsor has not been set up yet. In January 2024, the Company set up a new bank account under control of the New Sponsor, as of the date hereof, no cash was deposited in the new bank account.

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

The Company did not have any cash on hand as of March 31, 2024. Until consummation of its initial Business Combination, the Company will use the funds raised from the New Sponsor as mentioned below for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

On October 25, 2023, the Company issued the October 2023 Note. As of March 31, 2024, the total outstanding under the October 2023 Note was $850,689. Including the $428,000 cash transferred from the Company’s bank account controlled by the Old Sponsor to the account controlled by the New Sponsor (as mentioned above), the New Sponsor paid $1,278,689 in total, on behalf of the Company, for extension and working capital purposes, of which $610,000 was used for extension deposits and $668,689 was used for working capital purposes. As of the date hereof, additional $88,375 has been drawn from the October 2023 Note for working capital purposes.

If a Business Combination is not consummated by the required date and the Company is unable to obtain the funding to further extend the Termination Date, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 27, 2024 (or October 27, 2024 subject to additional extension deposits of $78,837 each month) to consummate the initial Business Combination. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 27, 2024 (or October 27, 2024 subject to additional extension deposits of $78,837 each month). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

The Company is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or consummating a business combination, the specific impact is not readily determinable as of the date of these financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed by the Company with the SEC on April 12, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023. The Company held no cash as of March 31, 2024 and December 31, 2023, respectively.

Cash Held in Trust Account

At March 31, 2024 and December 31, 2023, the Company held $44,321,958 and $43,605,597, respectively, in the Trust Account. On November 6, 2023, pursuant to the Trust Agreement (as amended on October 25, 2023), the Company instructed Continental Stock Transfer & Trust Company to hold all funds in the Trust Account uninvested in an interest - bearing bank deposit account. As of March 31, 2024 and December 31, 2023, all funds in the Trust Account are held in cash.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net (Loss) Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A and Class B. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average number of ordinary shares outstanding for the respective period. The Company did not consider the effect of the warrants issued in connection with the IPO and the private placement in the calculation of diluted (loss) income per ordinary share because their exercise is contingent upon future events. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share. Remeasurement associated with the redeemable Class A ordinary shares is excluded from (loss) income per ordinary share as the redemption value approximates fair value.

At March 31, 2024 and 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Redeemable	Non-redeemable Class A	Redeemable	Non-redeemable Class A
	Class A	and Class B	Class A	and Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(406,316)	$(335,000)	$1,428,711	$357,178
Denominator:
Weighted average shares outstanding	3,941,873	3,250,000	13,000,000	3,250,000
Basic and diluted net (loss) income per share	$(0.10)	$(0.10)	$0.11	$0.11

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

At March 31, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. On April 13, 2023, in connection with

First Extension Amendment Proposal, holders of 7,399,517 shares of Class A ordinary shares exercised the right to redeem such shares for a payment of approximately $77.5 million or approximately $10.47 per share. On October 25, 2023, in connection with the Second Extension Amendment Proposal, holders of the holders of 1,658,610 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $18.1 million, leaving approximately $43.0 million in the Trust Account.

As of March 31, 2024 and December 31, 2023, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	134,512,063
Less:
Partial Redemption	(95,617,197)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	4,710,731
Class A ordinary shares subject to possible redemption as of December 31, 2023	$43,605,597
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	716,361
Class A ordinary shares subject to possible redemption as of March 31, 2024	$44,321,958

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023 - 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023 - 09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023 - 09 will have a material impact on its condensed financial statements and disclosures.

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

NOTE 5—RELATED PARTY TRANSACTIONS

Founder Shares

On June 2, 2021, the Old Sponsor paid $25,000, or approximately $0.007 per share, to cover certain offering costs in consideration for 3,737,500 Class B ordinary shares, par value $0.0001. Up to 487,500 founder shares were subject to forfeiture by the Old Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In March 2022, the Old Sponsor effected a surrender of the 487,500 founder shares to the Company for no consideration upon expiration of the over-allotment option. Pursuant to the Sponsor Sale as described above, the New Sponsor acquired 2,650,000 Class B ordinary shares, and on November 16, 2023, 1,058,127 Class B ordinary shares held by the New Sponsor were converted into the same number of Class A ordinary shares. As of March 31, 2024, there were 2,191,873 Class B ordinary shares of the Company, issued and outstanding.

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

The sale or allocation of the founders shares to the Company’s director nominees and affiliates of its Sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 22,000 shares transferred to the Company’s consultants on April 1, 2022 was $101,640 or $4.62 per share. The founder shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of founders shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the founder shares. As of March 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Promissory Note—Related Party

On June 2, 2021, the Old Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and are due at the earlier of June 15, 2022 or the closing of the IPO. At the IPO date, the Company paid $142,350 to the Old Sponsor in full repayment of the promissory note. As of March 31, 2024 and December 31, 2023, the Company had no outstanding balance under the promissory note, respectively.

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

On October 25, 2023, the Company issued the October 2023 Note to the New Sponsor for a principal amount of up to $1,960,000 to fund the Extension Contributions in connection with the Second Extension Amendment and working capital. As of March 31, 2024, the total outstanding under the October 2023 Note was $850,689. Including the $428,000 cash transferred from the Company’s bank account controlled by the Old Sponsor to the account controlled by the New Sponsor (as mentioned above), the New Sponsor paid $1,278,689 in total, on behalf of the Company, for extension and working capital purposes, of which $610,000 was used for extension deposits and

$668,689 was used for working capital purposes. As of the date hereof, additional $88,375 has been drawn from the October 2023 Note for working capital purposes.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The terms of such warrants would be identical to those of the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7—SHAREHOLDERS’ DEFICIT

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no shares of preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, 1,058,127 shares of Class A ordinary shares issued or outstanding (excluding 3,941,873 shares subject to possible redemption).

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At March 31, 2024 and December 31, 2023, there were 2,191,873 Class B ordinary shares issued and outstanding.

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

On November 8, 2023, the New Sponsor notified the Company that it elected to convert 1,058,127 Class B ordinary shares held by itself to the same number of Class A ordinary shares, pursuant to the Founder Share Amendment Proposal. On November 16, 2023, 1,058,127 Class B ordinary shares held by the New Sponsor were converted into the same number of Class A ordinary shares. As of March 31, 2024 and December 31, 2023, there were 5,000,000 Class A ordinary shares (3,941,873 shares are subject to possible redemption) and 2,191,873 Class B ordinary shares of the Company, issued and outstanding.

NOTE 8—FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on March 31, 2024 and December 31, 2023 and indicates the Level 3 fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$325,000	$325,000	$—	$—
Warrant liabilities – Private Placement Warrants	395,000	—	—	395,000
	$720,000	$325,000	$—	$395,000

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$65,000	$65,000	$—	$—
Warrant liabilities – Private Placement Warrants	79,000	—	—	79,000
	$144,000	$65,000	$—	$79,000

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

At March 31, 2024 and December 31, 2023, the Company used the quoted price on Over-the-Counter Market (the “OTC”) to establish the fair value of the Public Warrants.

The Private Placement Warrants were transferred to a Level 2 from a Level 3 during the year ended December 31, 2022, due to the use of an observable market quote for a similar asset in an active market. The Private Placement Warrants changed from Level 2 at March 31, 2023 to Level 3 at December 31, 2023 as a result of the lack of an observable market quote of the Public Warrants on that day. At March 31, 2024 and December 31, 2023 a Monte Carlo simulation methodology was used in estimating the fair value of the Private Placement Warrants. The key inputs for Monte Carlo simulation for the Private Placement Warrants as of March 31, 2024 and December 31, 2023 were as follows:

Input	March 31, 2024	December 31, 2023
Public Warrant Price	$0.05	$0.01
Risk-free interest rate	4.93%	4.64%
Expected term (years)	1.22	1.26
Expected volatility	de minimis	de minimis
Stock price	$11.23	$11.03
Exercise price	$11.50	$11.50

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

On May 3, 2024, $78,837 was deposited as Extension Contribution into the Trust Account by FST pursuant to the Business Combination Agreement, extending the Termination Date to May 27, 2024.

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

As indicated in the accompanying unaudited condensed financial statements, at March 31, 2024, we had no cash and had working capital deficit of $2,998,673. Transaction costs related to our IPO amounted to $7,647,620 consisting of $2,600,000 of underwriting discount, $4,550,000 of deferred underwriting discount, and $497,620 of other offering costs. In addition, $2,494,203 of cash was held outside of the trust account and was available for working capital purposes at the consummation of the IPO. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Proposed Business Combination with Femco Steel Technology Co., Ltd.

As discussed in more details in “Note 1 – Organization and Business Operation” to the unaudited condensed financial statements contained elsewhere in this report, on December 22, 2023, the Company entered into the Business Combination Agreement with the FST Parties, pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company with the Company being the surviving company and as a direct, wholly owned subsidiary of CayCo, and the Company will change its name to “FST Ltd.”. Under the Business Combination Agreement, FST agreed to bear all of the fees and costs relating to the extension of the Company’s Termination Date not exceeding $80,000 per month. The Extension Contributions loaned to the Company will be forgiven if the Company is unable to consummate a business combination except to the extent of any funds held outside of the trust account. If the Business Combination Agreement is terminated by FST due to the Company’s shareholders’ failure to approve the FST Business Combination or the Company’s material breach of its obligations as described in the Business Combination Agreement, the Company shall pay and reimburse FST the Extension Contribution(s) FST has deposited in the trust account with funds held outside of the trust account.

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

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the closing of the FST Business Combination, including, among others, Sponsor Support Agreement, Company Shareholder Support Agreement, Lock-up Agreement and Investor Rights Agreement.

Results of Operations

As of March 31, 2024, we have not commenced any operations. All activity for the period from May 20, 2021 (inception) through March 31, 2024, relates to our formation and IPO, and, since the completion of our IPO, the Sponsor Sale, searching for a target to consummate an initial business combination and activities in connection with the proposed FST Business Combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the trust account.

For the three months ended March 31, 2024, we had a net loss of $741,316, which consisted of formation and operating costs of $645,165 and an unrealized loss on change in fair value of warrants of $576,000, offset by trust interest income of $479,849.

For the three months ended March 31, 2023, we had a net income of $1,785,889, which consisted of unrealized gain on change in fair value of warrants of $720,000 and trust interest income of $1,427,334, partially offset by formation and operating costs of $361,445.

For the three months ended March 31, 2024, cash used in operating activities was $446,519. Net loss of $741,316 was affected by interest earned on marketable investments held in the Trust Account of $479,849 and an unrealized loss on change in fair value of warrants of $576,000. Changes in operating assets and liabilities provided $198,646 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $168,602. Net income of $1,785,889 was affected by unrealized gain on change in fair value of warrant liabilities of $720,000 and interest earned on marketable investments held in the Trust Account of $1,427,334. Changes in operating assets and liabilities provided $192,843 of cash for operating activities.

For the three months ended March 31, 2024, cash used in investing activities was $236,512 which includes principal deposited into the Trust Account.

For the three months ended March 31, 2023, cash used in investing activities was $0.

For the three months ended March 31, 2024, cash provided by financing activities was $683,031 which includes proceeds from the issuance of promissory note to related party.

For the three months ended March 31, 2023, cash provided by financing activities was $0.

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, we had no cash on hand and working capital deficit of $2,998,673. On October 6, 2023, we transferred cash balance of $428,000 from our bank account controlled by the Old Sponsor to an account controlled by the New Sponsor, due to our new bank account under the control of the New Sponsor has not been set up yet. We and the New Sponsor agreed to offset the balance of $428,000 due from the New Sponsor with the outstanding promissory note balance due to the New Sponsor of $1,278,689 as of March 31, 2024, as a result of which, the total outstanding balance of the promissory note was $850,689 as of March 31, 2024 (see Note 5 to the unaudited condensed financial statements contained elsewhere in this report).

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

We did not have any cash on hand as of March 31, 2024. Until consummation of our initial business combination, we will use the funds raised from the New Sponsor, as mentioned below, for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

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

On October 25, 2023, at the Second Extraordinary General Meeting, in connection with the approval of the Second Extension Amendment Proposal, we have agreed to contribute into the trust account the lesser of 80,000 and $0.02 for each public share that was not redeemed at the Second Extraordinary General Meeting for each monthly period commencing October 27, 2023 until the earlier of the completion of the initial business combination and October 27, 2024. On October 25, 2023, we issued the October 2023 Note, a non-interest bearing non-convertible unsecured promissory note, to the New Sponsor for a principal amount of up to $1,960,000. As of March 31, 2024, the total outstanding under the October 2023 Note was $850,689. Including the $428,000 cash transferred from our bank account controlled by the Old Sponsor to the account controlled by the New Sponsor (as mentioned above), the New Sponsor paid $1,278,689 in total, on behalf of us, for extension and working capital purposes, of which $610,000 was used for extension deposits and $668,689 was used for working capital purposes. As of the date hereof, additional $88,375 has been drawn from the October 2023 Note for working capital purposes.

On each of February 2, 2024, March 4, 2024 April 2, 2024 and May 3, 2024, $78,837 was deposited as Extension Contribution into the trust account by FST pursuant to the Business Combination Agreement, extending the Termination Date to May 27, 2024.

If a business combination is not consummated by the required date and we are unable to obtain the funding to further extend the Termination Date, there will be a mandatory liquidation and subsequent dissolution.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until May 27, 2024 (or October 27, 2024 subject to additional extension deposits of $78,837 each month) to consummate the initial Business Combination. We intend to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by May 27, 2024 (or October 27, 2024 subject to additional extension deposits of $78,837 each month). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2024 and December 31, 2023, we did not have any long-term debt, capital or operating lease obligations.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. A critical accounting estimate to our condensed financial statements is the estimated fair value of our warrant liabilities and over-allotment liability, and Class B ordinary shares. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

At March 31, 2024 and December 31, 2023, the Company used the quoted price on Over - the - Counter Market (the “OTC”) to establish the fair value of the Public Warrants.

The Private Placement Warrants changed from Level 2 at March 31, 2023 to Level 3 at December 31, 2023 as a result of the lack of an observable market quote of the Public Warrants on that day. At March 31, 2024 and December 31, 2023 a Monte Carlo simulation methodology was used in estimating the fair value of the Private Placement Warrants.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to material weaknesses in our internal control over financial reporting, as defined in the SEC guidelines for public companies. The material weaknesses identified relate to ineffective controls over recording of accounting transactions in the proper period, controls over accounting for and disclosure of complex financial instruments in the proper period, including those requiring them to apply complex accounting principles as a means of differentiating between liability, temporary equity and permanent equity classification, controls over fair value estimation of complex financial instruments such as Class B ordinary shares, earnout provision, and forfeiture provision, and controls over timely reconciliation of accrued legal expenses and NASDAQ filing fees.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 12, 2024 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our business, financial condition and results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report. We may disclose future changes to the risk factors or disclose additional factors from time to time in our future filings with the SEC.

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

Chenghe Acquisition I Co.

Date: May 17, 2024	By:	/s/ Zhiyang Zhou
Name: Zhiyang Zhou
Title: Chief Executive Officer and Chief Financial Officer