Form 10-Q
period 2024-06-30
Chenghe Acquisition I Co.
filed 2024-08-13
CIK 1868269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 13, 2024, there were 5,000,000 Class A ordinary shares, $0.0001 par value, and 2,191,873 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CHENGHE ACQUISITION I CO.

Form 10-Q for the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHENGHE ACQUISITION I CO.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets
Cash	$—	$—
Prepaid expenses	64,714	3,640
Total Current Assets	64,714	3,640
Cash held in Trust Account	45,037,172	43,605,597
Total Assets	$45,101,886	$43,609,237

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,069,392	$1,716,466
Promissory Note - Related Party	1,127,668	404,170
Transaction costs payable	473,025	—
Total Current Liabilities	3,670,085	2,120,636
Warrant liabilities	720,000	144,000
Total Liabilities	4,390,085	2,264,636

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 3,941,873 shares at redemption value of $11.43 and $11.06 at June 30, 2024 and December 31, 2023, respectively	45,037,172	43,605,597

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,058,127 issued and outstanding (excluding 3,941,873 shares subject to possible redemption) at June 30, 2024 and December 31, 2023	106	106
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,191,873 shares issued and outstanding at June 30, 2024 and December 31, 2023	219	219
Additional paid-in capital	528,679	1,960,254
Accumulated deficit	(4,854,375)	(4,221,575)
Total Shareholders’ Deficit	(4,325,371)	(2,260,996)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$45,101,886	$43,609,237

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION I CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Formation and operating costs	$370,185	$291,733	$1,015,350	$653,178
Loss from operations	(370,185)	(291,733)	(1,015,350)	(653,178)
Other income (expense):
Gain (loss) on change in fair value of warrants	—	589,610	(576,000)	1,309,610
Trust interest income	478,701	863,072	958,550	2,290,406
Total other income, net	478,701	1,452,682	382,550	3,600,016

Net income (loss)	$108,516	$1,160,949	$(632,800)	$2,946,838

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	3,941,873	7,048,215	3,941,873	9,991,405
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.02	$0.11	$(0.09)	$0.22
Basic and diluted weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	3,250,000	3,250,000	3,250,000	3,250,000
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$0.02	$0.11	$(0.09)	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION I CO.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

							Total
	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance – December 31, 2023	1,058,127	$106	2,191,873	$219	$1,960,254	$(4,221,575)	$(2,260,996)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(716,361)	—	(716,361)
Net loss	—	—	—	—	—	(741,316)	(741,316)
Balance as of March 31, 2024 (unaudited)	1,058,127	$106	2,191,873	$219	$1,243,893	$(4,962,891)	$(3,718,673)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(715,214)	—	(715,214)
Net income	—	—	—	—	—	108,516	108,516
Balance as of June 30, 2024 (unaudited)	1,058,127	$106	2,191,873	$219	$528,679	$(4,854,375)	$(4,325,371)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

					Total
	Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2022	3,250,000	$325	$—	$(5,491,702)	$(5,491,377)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(1,427,334)	(1,427,334)
Net income	—	—	—	1,785,889	1,785,889
Balance as of March 31, 2023 (unaudited)	3,250,000	325	—	(5,133,147)	(5,132,822)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(1,313,072)	(1,313,072)
Net income	—	—	—	1,160,949	1,160,949
Balance as of June 30, 2023 (unaudited)	3,250,000	$325	$—	$(5,285,270)	$(5,284,945)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHENGHE ACQUISITION I CO.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(632,800)	$2,946,838
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(958,550)	(2,290,406)
Unrealized gain (loss) on change in fair value of warrants	576,000	(1,309,610)
Changes in operating assets and liabilities:
Prepaid expenses	(61,074)	136,080
Accounts payable and accrued expenses	352,926	87,270
Due to related party	—	(319)
Net cash used in operating activities	(723,498)	(430,147)

Cash flows from investing Activities:
Cash withdrawn from Trust Account in connection with redemption	—	77,471,024
Principal deposited in Trust Account	(473,025)	(450,000)
Net cash (used in) provided by investing activities	(473,025)	77,021,024

Cash flows from financing Activities:
Redemption of ordinary shares	—	(77,471,024)
Proceeds from Sponsor promissory note	723,498	300,000
Extension deposits paid by target	473,025	—
Net cash provided by (used in) financing activities	1,196,523	(77,171,024)

Net change in cash	—	(580,147)
Cash, beginning of the period	—	1,103,214
Cash, end of the period	$—	$523,067

Supplemental disclosure of cash flow information:
Remeasurement of Class A ordinary shares to redemption amount	$1,431,575	$2,740,406

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from May 20, 2021 (inception) through June 30, 2024 relates to the Company’s formation, its initial public offering (the “IPO”), the search for a Business Combination target and the negotiation of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations and on conditions described in the Company’s IPO Prospectus. The amount in the Trust Account is $11.43 per public share as of June 30, 2024.

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

In connection with the Sponsor Sale, previous management of the Company, Gerard Cremoux, former chief executive officer, chief financial officer and director, and Gerardo Mendoza, former chief investment officer, and former directors of the Company Michael McGuiness, Eduardo Cortina, Carole Philippe, Miguel Olea, Zain Manekia and Hector Martinez resigned from their respective position as a director (and/or officer, as the case may be), effective upon the closing of the Sponsor Sale. On October 6, 2023, Shibin Wang, Ning Ma, Kwan Sun and James Zhang were appointed as directors of the Company, and Zhiyang Zhou was appointed as chief executive officer and chief financial officer of the Company. On June 21, 2024, the Company received a notice from Zhiyang Zhou of her decision to resign as the chief executive officer and chief financial officer of the Company due to personal reason, effectively immediately.

On June 27, 2024, the board of directors of the Company appointed Yixuan Yuan as the chief executive officer of the Company, Zhaohai Wang as chief financial officer of the Company, and Zhiyang Zhou as president of the Company.

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

On October 25, 2023, the Company issued a non-interest bearing non-convertible unsecured promissory note (the “October 2023 Note”) to the New Sponsor, for a principal amount of up to $1,960,000. As of June 30, 2024, the total outstanding under the October 2023 Note was $1,127,668. Including the $428,000 cash transferred from the Company’s bank account controlled by the Old Sponsor to the account controlled by the New Sponsor (as mentioned above), the New Sponsor paid $1,555,668 in total, on behalf of the Company, for extension and working capital purposes, of which $610,000 was used for extension deposits and $945,668 was used for working capital purposes.

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

On July 11, 2024, the Company issued a non-interest bearing non-convertible unsecured promissory note (the “July 2024 Note”) to the New Sponsor, for a principal amount of up to $500,000. The Company may apply the amount advanced by the New Sponsor under the July 2024 Note to fund the Extension Contribution or, as the Company deems appropriate, towards general corporate purposes. The unpaid principal amount under the July 2024 Note will be repayable by the Company to the New Sponsor on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the July 2024 Note may be accelerated upon the occurrence of an Event of Default (as defined in the July 2024 Note).

On each of February 2, 2024, March 4, 2024, April 2, 2024, May 3, 2024, May 31, 2024, July 2, 2024, and August 2, 2024, $78,837 was deposited as Extension Contribution into the Trust Account by FST pursuant to the Business Combination Agreement, extending the Termination Date to August 27, 2024. The Extension Contributions loaned by the Sponsor will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account. If the Business Combination Agreement is terminated by FST due to the Company’s shareholders’ failure to approve the FST Business Combination (as defined below) or the Company’s material breach of its obligations as described in the Business Combination Agreement, the Company shall pay and reimburse FST the Extension Contribution(s) FST has deposited in the Trust Account with funds held outside of the Trust Account.

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

On November 8, 2023, the New Sponsor notified the Company that it elected to convert 1,058,127 Class B ordinary shares held by itself to the same number of Class A ordinary shares, pursuant to the Founder Share Amendment Proposal. On November 16, 2023, 1,058,127 Class B ordinary shares held by the New Sponsor were converted into the same number of Class A ordinary shares. As of June 30, 2024, there were 5,000,000 Class A ordinary shares (3,941,873 shares are subject to possible redemption) and 2,191,873 Class B ordinary shares of the Company, issued and outstanding.

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

On January 3, 2024, $76,512.38, and on each of February 2, 2024, March 4, 2024, April 2, 2024, May 3, 2024, May 31, 2024, July 2, 2024 and August 2, 2024, $78,837, was deposited as Extension Contribution into the Trust Account by FST pursuant to the Business Combination Agreement, extending the Termination Date to August 27, 2024.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, the Company had no cash on hand and working capital deficit of $3,605,371. On October 6, 2023, the Company transferred cash balance of $428,000 from its bank account controlled by the Old Sponsor to an account controlled by the New Sponsor, as the new bank account of the Company under the control of the New Sponsor has not been set up yet. In January 2024, the Company set up a new bank account under control of the New Sponsor, as of the date hereof, no cash was deposited in the new bank account.

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

The Company did not have any cash on hand as of June 30, 2024. Until consummation of its initial Business Combination, the Company will use the funds raised from the New Sponsor as mentioned below for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

On October 25, 2023, the Company issued the October 2023 Note. As of June 30, 2024, the total outstanding under the October 2023 Note was $1,127,668. Including the $428,000 cash transferred from the Company’s bank account controlled by the Old Sponsor to the account controlled by the New Sponsor (as mentioned above), the New Sponsor paid $1,555,668 in total, on behalf of the Company, for extension and working capital purposes, of which $610,000 was used for extension deposits and $945,668 was used for working capital purposes.

On July 11, 2024, the Company issued the July 2024 Note to the New Sponsor, for a principal amount of up to $500,000. The Company may apply the amount advanced by the New Sponsor under the July 2024 Note to fund the Extension Contribution or, as the Company deems appropriate, towards general corporate purposes (see Note 9).

If a Business Combination is not consummated by the required date and the Company is unable to obtain the funding to further extend the Termination Date, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 27, 2024 (or October 27, 2024 subject to additional extension deposits of $78,837 each month) to consummate the initial Business Combination. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by August 27, 2024 (or October 27, 2024 subject to additional extension deposits of $78,837 each month). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed by the Company with the SEC on April 12, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023. The Company held no cash as of June 30, 2024 and December 31, 2023, respectively.

Cash Held in Trust Account

At June 30, 2024 and December 31, 2023, the Company held $45,037,172 and $43,605,597, respectively, in the Trust Account. On November 6, 2023, pursuant to the Trust Agreement (as amended on October 25, 2023), the Company instructed Continental Stock Transfer & Trust Company to hold all funds in the Trust Account uninvested in an interest - bearing bank deposit account. As of June 30, 2024 and December 31, 2023, all funds in the Trust Account are held in cash.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

At June 30, 2024 and 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income per share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Redeemable	Class A	Redeemable	Class A	Redeemable	Class A	Redeemable	Class A
	Class A	And Class B	Class A	And Class B	Class A	And Class B	Class A	And Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$59,478	$49,038	$794,567	$366,382	$(346,838)	$(285,962)	$2,223,560	$723,278
Denominator:
Weighted average shares outstanding	3,941,873	3,250,000	7,048,215	3,250,000	3,941,873	3,250,000	9,991,405	3,250,000
Basic and diluted net income (loss) per share	$0.02	$0.02	$0.11	$0.11	$(0.09)	$(0.09)	$0.22	$0.22

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

At June 30, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. On April 13, 2023, in connection with

First Extension Amendment Proposal, holders of 7,399,517 shares of Class A ordinary shares exercised the right to redeem such shares for a payment of approximately $77.5 million or approximately $10.47 per share. On October 25, 2023, in connection with the Second Extension Amendment Proposal, holders of the holders of 1,658,610 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $18.1 million, leaving approximately $43.0 million in the Trust Account.

As of June 30, 2024 and December 31, 2023, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	134,512,063
Less:
Partial Redemption	(95,617,197)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	4,710,731
Class A ordinary shares subject to possible redemption as of December 31, 2023	$43,605,597
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	1,431,575
Class A ordinary shares subject to possible redemption as of June 30, 2024	$45,037,172

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

NOTE 5—RELATED PARTY TRANSACTIONS

Founder Shares

On June 2, 2021, the Old Sponsor paid $25,000, or approximately $0.007 per share, to cover certain offering costs in consideration for 3,737,500 Class B ordinary shares, par value $0.0001. Up to 487,500 founder shares were subject to forfeiture by the Old Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In March 2022, the Old Sponsor effected a surrender of the 487,500 founder shares to the Company for no consideration upon expiration of the over-allotment option. Pursuant to the Sponsor Sale as described above, the New Sponsor acquired 2,650,000 Class B ordinary shares, and on November 16, 2023, 1,058,127 Class B ordinary shares held by the New Sponsor were converted into the same number of Class A ordinary shares. As of June 30, 2024, there were 2,191,873 Class B ordinary shares of the Company, issued and outstanding.

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

The sale or allocation of the founders shares to the Company’s director nominees and affiliates of its Sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 22,000 shares transferred to the Company’s consultants on April 1, 2022 was $101,640 or $4.62 per share. The founder shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founder shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of founders shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the founder shares. As of June 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

On October 25, 2023, the Company issued the October 2023 Note to the New Sponsor for a principal amount of up to $1,960,000 to fund the Extension Contributions in connection with the Second Extension Amendment and working capital. As of June 30, 2024, the total outstanding under the October 2023 Note was $1,127,668. Including the $428,000 cash transferred from the Company’s bank account controlled by the Old Sponsor to the account controlled by the New Sponsor (as mentioned above), the New Sponsor paid $1,555,668 in total, on behalf of the Company, for extension and working capital purposes, of which $610,000 was used for extension deposits and $945,668 was used for working capital purposes.

On July 11, 2024, the Company issued the July 2024 Note to the New Sponsor, for a principal amount of up to $500,000. The Company may apply the amount advanced by the New Sponsor under the July 2024 Note to fund the Extension Contribution or, as the Company deems appropriate, towards general corporate purposes (see Note 9).

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The terms of such warrants would be identical to those of the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7—SHAREHOLDERS’ DEFICIT

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no shares of preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, 1,058,127 shares of Class A ordinary shares issued or outstanding (excluding 3,941,873 shares subject to possible redemption).

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At June 30, 2024 and December 31, 2023, there were 2,191,873 Class B ordinary shares issued and outstanding.

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

On November 8, 2023, the New Sponsor notified the Company that it elected to convert 1,058,127 Class B ordinary shares held by itself to the same number of Class A ordinary shares, pursuant to the Founder Share Amendment Proposal. On November 16, 2023, 1,058,127 Class B ordinary shares held by the New Sponsor were converted into the same number of Class A ordinary shares. As of June 30, 2024 and December 31, 2023, there were 5,000,000 Class A ordinary shares (3,941,873 shares are subject to possible redemption) and 2,191,873 Class B ordinary shares of the Company, issued and outstanding.

NOTE 8—FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on June 30, 2024 and December 31, 2023 and indicates the Level 3 fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

At June 30, 2024 and December 31, 2023, the Company used the quoted price on Over-the-Counter Market (the “OTC”) to establish the fair value of the Public Warrants.

The Private Placement Warrants were transferred to a Level 2 from a Level 3 during the year ended December 31, 2022, due to the use of an observable market quote for a similar asset in an active market. The Private Placement Warrants changed from Level 2 at June 30, 2023 to Level 3 at December 31, 2023 as a result of the lack of an observable market quote of the Public Warrants on that day. At June 30, 2024 and December 31, 2023 a Monte Carlo simulation methodology was used in estimating the fair value of the Private Placement Warrants. The key inputs for Monte Carlo simulation for the Private Placement Warrants as of June 30, 2024 and December 31, 2023 were as follows:

Input	June 30, 2024	December 31, 2023
Public Warrant Price	$0.05	$0.01
Risk-free interest rate	5.00%	4.64%
Expected term (years)	1.23	1.26
Expected volatility	de minimis	de minimis
Stock price	$11.39	$11.03
Exercise price	$11.50	$11.50

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

On each of July 2, 2024 and August 2, 2024, $78,837 was deposited as Extension Contribution into the Trust Account by FST pursuant to the Business Combination Agreement, extending the Termination Date to August 27, 2024.

On July 11, 2024, the Company issued a non-interest bearing non-convertible unsecured promissory note to the New Sponsor, for a principal amount of up to $500,000. The Company may apply the amount advanced by the New Sponsor under the July 2024 Note to fund the Extension Contribution or, as the Company deems appropriate, towards general corporate purposes. The unpaid principal amount under the July 2024 Note will be repayable by the Company to the New Sponsor on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the July 2024 Note may be accelerated upon the occurrence of an Event of Default (as defined in the July 2024 Note).

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

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2024, we had no cash and had working capital deficit of $3,605,371. Transaction costs related to our IPO amounted to $7,647,620 consisting of $2,600,000 of underwriting discount, $4,550,000 of deferred underwriting discount, and $497,620 of other offering costs. In addition, $2,494,203 of cash was held outside of the trust account and was available for working capital purposes at the consummation of the IPO. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

Results of Operations

As of June 30, 2024, we have not commenced any operations. All activity for the period from May 20, 2021 (inception) through June 30, 2024, relates to our formation and IPO, and, since the completion of our IPO, the Sponsor Sale, searching for a target to consummate an initial business combination and activities in connection with the proposed FST Business Combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our IPO and placed in the trust account.

For the three months ended June 30, 2024, we had a net income of $108,516, which consisted of trust interest income of $478,701, offset by formation and operating costs of $370,185.

For the six months ended June 30, 2024, we had a net loss of $632,800, which consisted of formation and operating costs of $1,015,350 and an unrealized loss on change in fair value of warrants of $576,000, offset by trust interest income of $958,550.

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

For the six months ended June 30, 2024, cash used in operating activities was $723,498. Net loss of $632,800 was affected by interest earned on marketable investments held in the Trust Account of $958,550 and an unrealized loss on change in fair value of warrants of $576,000. Changes in operating assets and liabilities provided $291,852 of cash for operating activities.

For the six months ended June 30, 2023, cash used in operating activities was $430,147. Net income of $2,946,838 was affected by unrealized gain on change in fair value of warrant liabilities of $1,309,610, and interest earned on marketable investments held in the Trust Account of $2,290,406. Changes in operating assets and liabilities provided $223,031 of cash for operating activities.

For the six months ended June 30, 2024, cash used in investing activities was $473,025 which includes principal deposited into the Trust Account.

For the six months ended June 30, 2023, cash provided by investing activities was $77,021,024. This included principal deposited into the Trust Account from extension payments totaling $450,000 and cash withdrawn from the Trust Account in connection with a partial redemption of $77,471,024.

For the six months ended June 30, 2024, cash provided by financing activities was $1,196,523 which includes proceeds from the issuance of promissory note to related party of $723,498 and extension deposits paid by target of $473,025.

For the six months ended June 30, 2023, cash used in financing activities was $77,171,024. This included proceeds from the Sponsor promissory note of $300,000 and cash withdrawn from the Trust Account for the partial redemption of ordinary shares of $77,471,024.

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, we had no cash on hand and working capital deficit of $3,605,371. On October 6, 2023, we transferred cash balance of $428,000 from our bank account controlled by the Old Sponsor to an account controlled by the New Sponsor, due to our new bank account under the control of the New Sponsor has not been set up yet. We and the New Sponsor agreed to offset the balance of $428,000 due from the New Sponsor with the outstanding promissory note balance due to the New Sponsor of $1,555,668 as of June 30, 2024, as a result of which, the total outstanding balance of the promissory note was $1,127,668 as of June 30, 2024 (see Note 5 to the unaudited condensed financial statements contained elsewhere in this report).

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

We did not have any cash on hand as of June 30, 2024. Until consummation of our initial business combination, we will use the funds raised from the New Sponsor, as mentioned below, for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

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

On October 25, 2023, at the Second Extraordinary General Meeting, in connection with the approval of the Second Extension Amendment Proposal, we have agreed to contribute into the trust account the lesser of 80,000 and $0.02 for each public share that was not redeemed at the Second Extraordinary General Meeting for each monthly period commencing October 27, 2023 until the earlier of the completion of the initial business combination and October 27, 2024. On October 25, 2023, we issued the October 2023 Note, a non-interest bearing non-convertible unsecured promissory note, to the New Sponsor for a principal amount of up to $1,960,000. As of June 30, 2024, the total outstanding under the October 2023 Note was $1,127,668. Including the $428,000 cash transferred from our bank account controlled by the Old Sponsor to the account controlled by the New Sponsor (as mentioned above), the New Sponsor paid $1,555,668 in total, on behalf of us, for extension and working capital purposes, of which $610,000 was used for extension deposits and $945,668 was used for working capital purposes.

On July 11, 2024, the Company issued the July 2024 Note, a non-interest bearing non-convertible unsecured promissory note, to the New Sponsor, for a principal amount of up to $500,000. The Company may apply the amount advanced by the New Sponsor under the July 2024 Note to fund the Extension Contribution or, as the Company deems appropriate, towards general corporate purposes. The unpaid principal amount under the July 2024 Note will be repayable by the Company to the New Sponsor on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the July 2024 Note may be accelerated upon the occurrence of an Event of Default (as defined in the July 2024 Note).

On January 3, 2024, $76,512.38 and on each of February 2, 2024, March 4, 2024, April 2, 2024, May 3, 2024, May 31, 2024, July 2, 2024 and August 2, 2024 $78,837 was deposited as Extension Contribution into the trust account by FST pursuant to the Business Combination Agreement, extending the Termination Date to August 27, 2024.

If a business combination is not consummated by the required date and we are unable to obtain the funding to further extend the Termination Date, there will be a mandatory liquidation and subsequent dissolution.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until August 27, 2024 (or October 27, 2024 subject to additional extension deposits of $78,837 each month) to consummate the initial Business Combination. We intend to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by August 27, 2024 (or October 27, 2024 subject to additional extension deposits of $78,837 each month). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2024 and December 31, 2023, we did not have any long-term debt, capital or operating lease obligations.

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

At June 30, 2024 and December 31, 2023, the Company used the quoted price on Over - the - Counter Market (the “OTC”) to establish the fair value of the Public Warrants.

The Private Placement Warrants changed from Level 2 at June 30, 2023 to Level 3 at December 31, 2023 as a result of the lack of an observable market quote of the Public Warrants on that day. At June 30, 2024 and December 31, 2023 a Monte Carlo simulation methodology was used in estimating the fair value of the Private Placement Warrants.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to material weaknesses in our internal control over financial reporting, as defined in the SEC guidelines for public companies. The material weaknesses identified relate to ineffective controls over recording of accounting transactions in the proper period, controls over accounting for and disclosure of complex financial instruments in the proper period, including those requiring them to apply complex accounting principles as a means of differentiating between liability, temporary equity and permanent equity classification, controls over fair value estimation of complex financial instruments such as Class B ordinary shares, earnout provision, and forfeiture provision, and controls over timely reconciliation of accrued legal expenses and NASDAQ filing fees.

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

Chenghe Acquisition I Co.

Date: August 13, 2024	By:	/s/ Yixuan Yuan
Name: Yixuan Yuan
Title: Chief Executive Officer (Principal Executive Officer)

Chenghe Acquisition I Co.

Date: August 13, 2024	By:	/s/ Zhaohai Wang
Name: Zhaohai Wang
Title: Chief Financial Officer (Principal Financial and Accounting Officer)